Form 10KSB
period 1995-12-31
AMERICAN ASSET MANAGEMENT CORP
filed 1996-12-27
CIK 852015

[DESCRIPTION]    COVER

      U. S. Securities and Exchange Commission
                  Washington, D.C.  20549
                         FORM 10 KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1995

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from  ____________  to _____________

              Commission File Number:  0 19154

             AMERICAN ASSET MANAGEMENT CORPORATION
         (Name of small business issuer in its charter)

        NEW JERSEY                            22 2902677
(State or other jurisdiction)   (IRS Employer Identification No.)
incorporation or organization)

150 MORRISTOWN ROAD, BERNARDSVILLE, NEW JERSEY         07924
   (Address of principal executive offices)         (Zip  Code)

Issuer's telephone number, including area code:   (908)  766-1701

Securities registered under Section 12(b) of the Exchange
Act: None

Securities registered under Section 12(g) of the Exchange Act:

                    NO PAR VALUE COMMON STOCK
                         (Title of Class)

CL. B COM. STOCK PURCHASE WTS.     CL. C COM. STOCK PURCHASE WTS.
      (Title of Class)                      (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes ____    No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   ( X )

For the year ended December 31, 1995, the issuer's revenues were $1,001,865.

As of December 1, 1996 the aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $771,219.

As of December 1, 1996 the issuer has 936,104 shares of its no par value common stock issued and outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format: Yes ___  No _X_

[DESCRIPTION]    10KSB REPORT


                                 PART I

ITEM 1.  BUSINESS

GENERAL

     American Asset Management Corporation (the "Company"), conducts its business through two wholly-owned subsidiaries, Capital Financial Corp.("Capital"), a licensed mortgage banking company in New Jersey and American Asset Development Corporation ("Development"), which is engaged in the development of residential real estate for sale in New Jersey. Unless otherwise indicated, all references to the Company in this report include the Company and its subsidiaries.

     At a Special Meeting of Shareholders of the Company on February 13, 1995, the shareholders approved amendments to the Company's certificate of incorporation to effect a one-for-five reverse stock split of its outstanding Common Stock and to provide for an authorized capital of 10,000,000 shares of Common Stock, no par value, and 2,000,000 shares of Preferred Stock, no par value. As of December 1, 1996, no preferred shares have been issued. Unless otherwise indicated, all share and per share amounts have been restated to retroactively reflect the reverse split which was effected on February 21, 1995.

HISTORY OF THE COMPANY

     The Company was incorporated on July 1, 1988 to engage in real estate financing and investing. In October 1988, the Company became a limited partner of Murray Hill Estates at Franklin, L.P. ("Murray Hill"), a New Jersey limited partnership established for the purpose of acquiring a property located in Hunterdon County, New Jersey and developing and selling residential building lots. Subsequent to becoming a limited partner, the Company made first mortgage loans to Murray Hill and in January 1990, was elected successor general partner of Murray Hill for the purpose of obtaining subdivision approvals necessary to develop property owned by Murray Hill. In February 1992, Murray Hill received preliminary approval for the subdivision of the property into eleven lots including a lot containing the original farmhouse and fieldstone barn.

In July 1992, the Company formed Development which acquired substantially all of the assets of Murray Hill in exchange for an aggregate of 29,600 shares of Common Stock of the Company and the assumption of all of the liabilities of Murray Hill.

     In July 1989, the Company formed American Asset Mortgage Corporation ("Mortgage") to provide mortgage banking services in New Jersey. Mortgage, which subsequently received its license to operate as a New Jersey mortgage banker in March 1990, initially limited its operations to investing in short term loans secured by first mortgages. In December 1991, Mortgage also began operating as a mortgage broker by receiving fees for assisting borrowers to secure mortgages from third party investors.

     In July 1991, the Company acquired all of the outstanding stock of Capital, a New Jersey licensed mortgage banking company, for $140,000. The Company continued to operate Capital and Mortgage as separate mortgage banking subsidiaries until June 1992, when Capital was merged with and into Mortgage and the name of the surviving subsidiary was changed to Capital Financial Corp.

BUSINESS - CAPITAL FINANCIAL CORP.

     The Company, through Capital, is primarily engaged in mortgage banking activities which involves the origination and sale of residential first mortgage loans collateralized by one to four family homes. The Company's service area is the State of New Jersey and to date, its revenues have primarily consisted of loan origination fees and interest received on mortgage loans made primarily for the construction of single family residences. Capital acts either as a "banker" or as a "banker acting as a broker". When acting as a banker, Capital closes loans in its own name. When acting as a broker, Capital does not make mortgage loans or close loans in its own name, but receives compensation at closing from the borrower for assisting in obtaining a mortgage from a third party investor (purchaser of the mortgage) and/or from the investor for referring the loan to such investor.

     Capital originates mortgage loans through direct solicitation of borrowers by its own sales force, through media advertising in its service area and through referrals from mortgage bankers, credit unions, real estate brokers, accountants and attorneys. Borrowers submit loan applications which are processed by the Company's loan processors who conduct credit checks, arrange for the property to be appraised and submit fully processed loan application packages to potential investors for final approval and commitment. After an investor commits to purchase the loan, the Company either uses it's warehouse line of credit, discussed below, to fund and close the loan or has the loan funded by the investor, ("table funding"). The loan documentation is then prepared and, in most cases, the loan is closed in Capital's name.
     The Company generally sells its loans on a loan-by-loan basis to mortgage investors, primarily savings banks. The Company estimates that generally 85% of its loan applications close within 90 days from the date of application. During 1995, the Company sold 57, 32 and 23 of its 223 loans (25.6%, 14.3% and 10.3%), to three investors, which include two savings banks and one mortgage banker. The Company believes that there are numerous other investors to which the Company could readily sell its loans if, for any reason, it was unable to sell its loans to the above investors. As of December 1, 1996, the Company had agreements with approximately 30 investors, to which the Company may sell its loans or refer applications to.

     In March 1995, the Company received a commitment for a $5,000,000 warehouse line of credit from a mortgage warehouse lender which provides the Company with a facility to borrow funds secured by originated residential mortgage loans which will be temporarily warehoused and then sold. The warehouse line of credit is also secured by the personal guarantees of the Company's President and Executive Vice President. The Company will borrow only against takeout commitments issued by qualified
investors pre-approved for purchase by the investor.   By using
the warehouse funds instead of table funding, the Company has generally been able to receive more favorable pricing from its investors which the Company believes has made it more competitive in the market place. The Company began using its warehouse line of credit during May 1995. The interest rate charged to the Company on borrowed warehouse funds outstanding is variable at 1 1/2% over the prime lending rate.

       As a result of substantially higher mortgage interest rates, the mortgage refinancing market which reached a three year peak in December 1994, collapsed as the incentive to or ability of homeowners to refinance existing mortgages was reduced or eliminated again in 1995. Since Capital had historically obtained a large majority of its loan originations from mortgage refinancings, the increased level of mortgage rates severely impacted Capital's ability to generate new loan applications, which had a material adverse effect on the Company's revenues.

     In an effort to reduce its dependence on mortgage refinancings, in January 1995, the Company hired three individuals, which included a Senior Vice President/Sales Manager who had 25 years experience in mortgage banking and opened two branch offices. During September 1995, the Company closed and sold the two branch offices to an unaffiliated entity, as the amount of expenses attributed to these offices greatly exceeded revenues. The branch office leases and equipment leases were also assumed by the entity and the Company was reimbursed for leasehold improvements it made to each branch office.

     In March 1996, the Company hired a Senior Vice
President/Sales Manager with 11 years of mortgage banking experience to expand its commissioned sales personnel and to assist management in expanding the Company's relationships with sources of additional mortgage loan applications.

       In July 1996, the Company entered into an agreement with an individual, who has 10 years of mortgage banking experience and is a licensed mortgage banker, to operate a mortgage banking sales office in Toms River, New Jersey. The individual is responsible to supervise three mortgage originators, is the manager of the office and also functions in a sales capacity as a mortgage originator. He is personally responsible and liable to pay for all direct business expenses attributable to his office with the exception of sales commissions on closed loans and his personal group medical insurance which the Company provides.

     In October 1996, the Company entered into an agreement to offer its mortgage products on an electronic network system ("Network") of thirty one mortgage bankers which originate applications through a real estate broker branch office system located throughout New Jersey. The applications are forwarded to Capital for processing and closing. The Company has agreed to compensate the Network of originators with a set commission percentage based on closed loans originated by the Network. The Company believes it is one of approximately twelve lenders which offer mortgage products through this system. There can be no assurance the Company will be successful in this relationship as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company. As of December 1, 1996, the Company has 41 mortgage loans in process from the Network aggregating over $6 3/4 million out of a total of $21 1/4 million currently being processed.

BUSINESS - AMERICAN ASSET DEVELOPMENT CORPORATION

     In May 1992, American Asset Development Corporation ("Development") was incorporated as a New Jersey corporation to acquire Murray Hill, obtain final subdivision approval, complete physical improvements to the property and sell the lots. The principal asset acquired by Development from Murray Hill in July 1992, was approximately 40 acres of undeveloped land located in Franklin Township, Hunterdon County, New Jersey. In connection with the acquisition of Murray Hill, Development assumed an existing liability of a loan payable to Development's parent company which was secured by a first mortgage on the property in the principal amount of $667,575 as of June 1, 1992. Subsequent to the acquisition, the Company transferred the mortgage receivable in the amount of $675,326 to Capital. Development continued to seek final subdivision approval from authorities, which was received in October 1993, subject to completing certain improvements or by posting performance bonds or a letter of credit in lieu thereof.

     In August 1994, the Company received a commitment from a commercial bank for two lines of credit aggregating $700,000, consisting of a $250,000 site improvement loan and a $450,000 revolving line of credit to finance construction of up to three residences in the subdivision. The site improvement loan which closed in November 1994, is secured by a first mortgage on the development and is also secured by the personal guarantees of the Company's President and Executive Vice President. As of November 30, 1996 the Company had not utilized the construction line of credit, nor does it intend to. The interest rate on the site improvement loan is the bank's prime interest rate plus 1% and is payable monthly. The loan matured on November 30, 1996 and the Company is seeking to refinance the loan through a different commercial lending institution. In October 1996, the Company received a commitment from a commercial lending institution to refinance this loan, however, there can be no assurance the Company will be successful in obtaining the funds for refinancing under this commitment or from any other lending institution.

     At December 31, 1995, the Company had utilized $228,248 of the $250,000 site improvement loan for which the interest rate was 10%. At November 30, 1996, the interest rate on the loan was 10 1/4% and the balance of site improvement borrowing remained at $228,248. During the third and fourth quarter of 1995, the majority of the physical improvements were made to the property. The Company estimates the balance of the improvements will be made during the fourth quarter of 1996 through the second quarter of 1997.

     In February 1995, the Company entered into a revised contract of sale for the lot containing an uninhabitable farmhouse and a fieldstone barn for $148,000, of which payments of $10,000 have been received. At closing, the Company is to receive an additional $5,000 and has agreed to provide the purchaser a one-year interest only first mortgage in the amount
of $133,000 at 9 1/2%.   The Company anticipates transferring
title to the purchaser in the fourth quarter of 1996 or first quarter of 1997 subsequent to the Company filing its final subdivision map with the county after posting the required letter of credit or performance bond with the municipality.

     In March 1995, the Company entered into a contract to sell one three (3) acre building lot for $125,000, of which a down payment of $25,000 was received. Under the terms of the contract, the Company agreed to finance $100,000 of the purchase price for six months, without interest, to be secured by a first mortgage and personal note on the lot securing the buyers obligation to the Company. The Company anticipates transferring title to the purchaser of this lot in the first quarter of 1997 upon the Company's completion of municipal requirements.

     In May 1995, the Company agreed to sell an additional five and one half (5 1/2) acre building lot to the same individual it contracted to sell a lot to during March 1995, for the sum of $100,000. The Company received a nonrefundable deposit of $50,000. In December 1995, the Company received a letter from the individual requesting to void the most recent contract and to transfer the $50,000 deposit to the March contract making a total deposit on the 3 acre lot $75,000 with a balance due the Company of $50,000 at closing of title. During January 1996, the Company consented to the request.

       On August 4, 1995, the Company closed on a $100,000 line of credit secured by a second mortgage on land the Company owns in Hunterdon County, New Jersey. The line of credit was also secured by the personal guarantee of the Company's President. The term of the loan was for six months at 10% interest. In addition, the Company has issued to the lenders an aggregate of 20,000 shares of Common Stock, with registration rights, as an inducement to secure the credit line which the Company used as additional working capital. The loan was repaid in full in January 1996.

     In January 1996, the Company entered into a contract to sell a real estate development corporation, 5 building lots which range in size from 3 to 5 1/2 acres for a total purchase price of $487,500. The Company received a $250,000 nonrefundable deposit which entitles the purchaser to receive deeds to two building lots and the deed to a third lot once the balance of $42,500 is paid to the Company and when the Company is legally able to transfer title to the lots.

     In August 1996, an agreement was entered into between the Company and a general contractor, who is an affiliate of the Company, regarding the building of single family residences on lots owned by Development. According to the terms of the agreement, any general contracting contracts Development negotiates with third parties on lots contained in the property, will be done for the benefit of Development by the contractor and for which the contractor will receive a fee of $5,000 per home.

     In August 1996, the Company received a request, from the purchaser under the January 1996 contract for the 5 building lots, to assign one of the 5 lots to a third party. The assignment called for a payment from the new buyer to the original contracted buyer of $2,500 and the balance of $97,500 to the Company for the lot. In September 1996, the Company agreed to the assignment. In October 1996 the Company, through Capital committed to provide a construction/permanent mortgage loan to the new buyer and in November 1996 a building permit was issued to the purchaser under contract to construct a single family residence. An affiliate of the Company is acting as site manager for the construction of this house. The affiliate company is majority owned by a director of the Company. The Company expects to close title to this lot during the first quarter of 1997.


     In August 1996, the Company entered into a contract to sell one 3 acre building lot for $110,000 of which a down payment of $11,000 was received. The contract was amended in September 1996 to provide for cancellation and the return of the buyers deposit in the event the Company is unable to transfer title on a fully approved single family building lot. In addition, during September 1996 the Company, through Capital, agreed to provide the buyer of this lot with a Construction/Permanent mortgage loan. As of December 1, 1996 the buyers have not commenced work on the house since local zoning laws provide that any building permits beyond one will only be available to the Company after the Company files its final maps. The Company expects to close title to this lot during the first quarter of 1997.

       In October 1996, the Company received approval of and accepted a commitment issued by a commercial bank for a construction mortgage financing line of credit in the amount of $550,000. The loan commitment provides a letter of credit in the amount of $111,583 which the Company plans on assigning and depositing in escrow with municipal authorities to guarantee the township adequate funds to complete the balance of required site improvements if the Company fails to complete the required improvements. The mortgage loan further provides $430,417 which shall be used for refinancing the current mortgage loan on the property, funds to complete the balance of required site improvements and provides an interest reserve. The loan is due one year from the closing date, except for the letter of credit which may be extended for an additional one year period. The mortgage loan is further secured by the personal guarantees of the Company's President and Executive Vice President. There can be no assurance that the Company will be successful in closing this loan, however, the Company plans on doing so in the fourth quarter of 1996.

SEASONALITY

     The mortgage banking industry and the sale of building lots is generally subject to seasonal trends which reflect the pattern of new home construction and resales of existing homes. These sales typically peak during the spring and summer seasons and decline to lower levels in the late fall and winter seasons.

COMPETITION

     The market for mortgage based financing is highly competitive. The Company competes with numerous entities, primarily savings institutions, commercial banks, insurance companies and other mortgage bankers, many of which have more experience in mortgage based lending and have substantially greater financial and other resources than the Company. Competitive factors include the ability to offer competitive interest rates, various types of loan programs and services provided. With respect to its real estate activities, generally, and the development and sale of Murray Hill property, specifically, the Company competes with other real estate developments and sellers of individual homes.

GOVERNMENT REGULATION AND ENVIRONMENTAL LAWS

     The Company's mortgage origination activities are subject to a variety of regulations, including but not limited to, the Equal Credit Opportunity Act, Federal Truth-In-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain basic information to applicants concerning credit terms and settlement costs. Additionally, pursuant to the regulations adopted by the State of New Jersey, the State has the right to conduct financial and regulatory audits of loans under its jurisdiction and to determine compliance with state disclosure requirements and usury laws. If the Company decides to expand its operations into other states, it is anticipated that it will have to obtain the necessary permits and/or licenses before it can commence operations in such states. There can be no assurance that the Company will be able to obtain such permits and/or licenses in any state which the Company may plan to operate.

       The Company is responsible for Murray Hill's compliance with Federal, State and local regulations concerning protection of the environment, including but not limited to, the New Jersey Fresh Water and Wetlands Act, soil erosion, sedimentation and storm water management controls, various stream encroachment regulations and local health department and zoning regulations. The Company believes it has complied with all necessary material regulations.
     Amendments to existing regulations and statutes, changes in regulatory policies, adoption of new statutes and regulations applicable to the Company and the Company's need to comply with additional regulations should the Company expand into other jurisdictions could materially adversely affect the Company's business in the future.

EMPLOYEES

     As of December 1, 1996, the Company has twenty two employees, of which four were executives, six were employed in the processing of mortgage loans and other clerical positions and twelve were loan officers. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices occupy approximately 700 square feet of a total area of approximately 2,800 square feet of office space it shares with Capital Financial Corp. and is located in Bernardsville, New Jersey. The 2,800 sq. ft. office is leased from an unaffiliated third party pursuant to a lease which expires in March 1999 and provides for a monthly rental of approximately $4,317. During 1995 the executive office space rent was $2,036 per month and Capital's monthly rent was $4,550 for a total monthly rent of $6,586. Management believes that there is ample alternative office space in the area for comparable rent should the Company be required to relocate its office at the expiration of the lease term.

     As described in ITEM 1, "Business of American Asset
Development Corporation", the Company owns approximately 40 acres of land in Franklin Township, Hunterdon County, New Jersey, for which the Company in October 1993, received final approval to subdivide into 11 lots including a lot with an existing uninhabitable farmhouse and a fieldstone barn.

ITEM 3.  LEGAL PROCEEDINGS

     In March 1993, an action was commenced against the Company, its President, Richard G. Gagliardi, and the brokerage firms of
G. K. Scott & Co., Inc. and L. C. Wegard & Co., Inc. in the Supreme Court of the State of New York, Queens County, by two individuals who invested a total of $250,000 in the Company's 1989 private offering of common stock (the "1989 Offering"). The plaintiffs alleged that, in connection with their investments in the 1989 Offering, certain of the defendants misrepresented or failed to disclose certain material facts concerning the Company and the 1989 Offering. The plaintiffs are seeking damages against the parties, including compensatory damages of $1,000,000 and punitive damages of $5,000,000. The Company and its President subsequently moved to dismiss the complaint, and, by Order dated January 10, 1994, the Court dismissed with prejudice the motion filed by the Company and Mr. Gagliardi and dismissed with prejudice the claims of unjust enrichment and conversion contained in the complaint and dismissed the plaintiffs' breach of contract claims with leave to amend. On February 25, 1994, plaintiffs filed an amended complaint containing allegations similar to the original breach of contract allegations, which the Company again moved to dismiss. In August 1994, the Court reaffirmed its dismissal of the unjust enrichment and conversion claims but allowed the breach of contract and fraud claims to proceed. The Company and Mr. Gagliardi intend to appeal the Court's failure to dismiss the breach of contract and fraud claims and to seek dismissal of plaintiffs' amended breach of contract claims at the appropriate time. The Company believes that the claims are totally without merit and intends to continue to vigorously defend the action.

     In June 1993, an action entitled Herzfeld & Ruben, P.C. v. Richard Gagliardi was filed in New York Supreme Court - New York County. Herzfeld & Ruben, P.C. claimed that Richard Gagliardi, President of the Company, owed such law firm $108,550.49 for legal fees and disbursements incurred in connection with work allegedly performed by such firm. The Company was not named as a defendant in the action but a substantial part of the disputed services were alleged to be for the benefit of the Company. A settlement was reached in January 1995, which provided for Herzfeld & Ruben, P.C. to receive $42,500 in periodic installments from January 1995 to July 1996. The Company's Board of Directors approved the settlement of the dispute and in as much as the claims of the plaintiff related to services allegedly performed by the plaintiff on behalf of the Company, agreed that the Company would pay the amount owned Herzfeld & Ruben, P.C. All payments required by the settlement were made by July 31, 1996.

     As is customary in mortgage banking, the Company advances funds to certain loan officers against commissions to be earned. By agreement, such advances are to be repaid by commissions earned by the loan officer. The Company is currently undertaking collection proceedings against loan officers no longer employed by the Company and who received advances in excess of commissions earned.

     The Company does not believe, however there can be no assurance, that any litigation to which the Company is currently subject is likely to have a material adverse effect on the consolidated financial condition of the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year ended
December 31, 1995.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In December 1995, the Company approved the extension of the Company's Class B and Class C Common Stock Purchase Warrants until January 29, 1997. Both were to expire on January 29, 1996.

MARKET INFORMATION

     At a Special Meeting of Shareholders of the Company on February 13, 1995, the shareholders approved, among other things, an amendment of the Company's certificate of incorporation to effect a combination of the Company's issued and outstanding shares of Common Stock on the basis that each five shares of Common Stock then outstanding was converted into one share of Common Stock (the "reverse split"). The prices of the Company's Common Stock listed below have been adjusted to reflect the reverse split which was effected on February 21, 1995.

     The Company's Common Stock is traded in the over-the-counter market and was quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") SmallCap Market under the symbol "AAMC" from April 22, 1991 to December 7, 1994, when the Company's securities were delisted from the Nasdaq SmallCap Market due to the Company's inability to comply with Nasdaq's maintenance criteria.

     The following table sets forth, for the period indicated, the range of the high and low prices for the Company's Common Stock as reported by Nasdaq through December 7, 1994 and since December 8, 1994, the OTC Bulletin Board. Nasdaq prices represent actual sales transactions, while OTC Bulletin Board prices reflect inter-dealer quotations, both of which are without mark-up, mark-down or commission.

                     1995 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock   2.25   1.50    1.50   1.00     1.625   1.00   1.25   0.75

                     1994 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock  5.625  4.375    4.375  1.563     3.75  2.188  2.188   1.25

HOLDERS

     The number of record holders of the Company's Common Stock was approximately 125 as of November 15, 1995. The Company believes that, in addition, there are in excess of 300 beneficial owners of its Common Stock whose shares are held in "street name".

DIVIDENDS

     To date, the Company has not paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings. The Company's Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - THE YEAR ENDED DECEMBER 31,
1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     Revenues for the year ended December 31, 1995 were $1,001,865 compared to $1,038,719 for the year ended December 31, 1994, a decrease of $36,854 or 3.5%. The decrease was attributable to a decrease in origination fees of $70,208 which was partially offset by an increase in application fees of $10,934, an increase in mortgage interest income of $22,420, primarily of Capital. The decrease in revenues is primarily attributable to lower than expected profit margins and to a lesser extent the lack of refinancings during 1995, as a result of substantial increases in mortgage interest rates throughout 1994 which continued into 1995. As a result, Capital closed 224 residential mortgage loans in the principal amount of approximately $41,262,902 in 1995 compared to 263 loans in the principal amount of approximately $40,400,000 in the prior year, a decrease in number of 14.8% and an increase in amount of $862,902 or approximately 2.1%. At December 31, 1995, the Company had approximately $4,567,000 of mortgage loan applications in process compared to approximately $4,700,000 at December 31, 1994, a decrease of 2.8%.

     Total selling, general and administrative expenses ("SG&A")for the year ended December 31, 1995 were $1,834,072, an increase of $190,156 or 11.6% from the $1,643,916 incurred in the prior year. The increase in SG&A was the result of increased salaries and benefits of $222,640 or 38.8% partially offset by decreases in employee commission costs of $31,022 or 11.5% and decreases in other expenses of $142,462 or approximately 17.8% and a special charge in 1995 of $141,000 to adjust the carrying value of land and development cost to estimated net realizable value. Expressed as a percentage of revenues, SG&A increased to 183% in 1995 from 158.3% in 1994, reflecting expenses increasing at a faster rate than the Company's ability to increase revenues.

     No provision for state income taxes was made in 1995 and 1994.

     As a result of the foregoing, the Company incurred a net loss from operations of $822,663 ($0.90/share) for the year ended December 31, 1995 compared to a net loss of $595,698 ($0.65/share) in the prior year, an increase of $226,965 or 38.1% which includes other income of $9,544 in 1995 and $9,499 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital resources during the year ended December 31, 1995, have been derived from revenues generated by its mortgage banking operations and to a lesser extent, interest received on mortgages outstanding. Substantial increases in expenses related to the recruitment and salaries and/or commissions of executive, sales personnel and clerical staff associated with the Company's opening and maintaining of two branch offices from January 1995 until September 1995. The Company's cash position has continued to deteriorate in 1995 and the Company has been dependent on loans from the Company's President, directors and third parties; proceeds of partial payments received upon execution of contracts for sale of building lots, and the deferment of certain executive officers compensation and director fees in order to obtain and preserve sufficient cash to continue its operations. On December 31, 1995 the Company had a working capital deficit of $1,016,268 vs. a working capital deficit of $168,887 on December 31, 1994. The increased expenses without benefit of a proportionate increase in revenues have caused the Company to implement significant changes in its operations including, but not limited to, closing its Summit and Freehold, New Jersey branch offices and eliminating the expenses associated with maintaining these offices and to replace substantially all of its former loan officers with new originators of mortgage loans. In addition, in July 1996, Capital opened a new mortgage banking branch office in Toms River, New Jersey, hired an experienced mortgage executive officer who is responsible for the operating expenses of the office excluding commissions which the Company will pay on closed loans only, and began hiring experienced loan officers to staff the new office. The Company also recruited and hired loan originators to work from its main office in Bernardsville, New Jersey.

     As a result of the Company's implemented operational plan described above, loans in process have increased from 28 loans with a principal amount of approximately $4,700,000 as of December 31, 1994, to 69 loans aggregating approximately $15,200,000 at March 24, 1995, increases of 146.4% and 223.4%, respectively and as of November 15, 1996, the Company had 130 loans in process with a principal amount of approximately $21,275,000. However, since the Company estimates that 85% of its loans in process will close approximately 90 days from date of application, the Company will continue to incur losses until such time, if ever, that future revenues are sufficient to offset operating costs.

     The Company estimates that it will require additional capital over the next three months in order to meet its cash requirements and successfully implement its operational plans. As a result, the Company is seeking additional capital including an infusion of noncollateralized loans, the sale of additional equity in the Company and the issuance of debt collateralized by the real estate project in Hunterdon County, New Jersey. However, there can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company.

     In the event the Company's plans change, its assumptions change or prove to be inaccurate due to unanticipated expenses, delays, problems or otherwise, the Company could be required to seek additional financing beyond the amounts currently estimated to be needed to meet its capital requirements.

       As of December 31, 1995, the Company had cash and cash equivalents of $274,354 compared to $212,239 at December 31, 1994, an increase of $62,115. The increase was primarily attributable to net cash used in operating activities of $454,480, offset by net cash provided by investing activities of $86,267 and net cash provided by financing activities of $430,328. Net cash used in operating activities was the result of the net loss of $822,663 and increase in mortgage loans receivable of $658,426, decrease in deferred income of $2,801, gain on sale of fixed assets of $5,699 and a reserve for bad debts of $42,668, partially offset by cash provided by operating activities which included depreciation and amortization of $24,174, an allowance for net realizable value of $141,000 and decreases in notes receivable of $2,404, prepaid and other assets of $59,099, and increases in accounts payable and accrued expenses of $211,350 and warehouse loans payable of $639,750. Net cash provided by investing activities consisted of increases in land and development costs of $277,243, purchases of fixed assets for $19,666, sale of fixed assets of $25,176 and proceeds from lot deposits of $358,000.

     Cash was provided by financing activities through proceeds from loans payable of $277,080 and through proceeds of a mortgage in the amount of $153,248 payable to a bank under a site improvement loan which provides for the Company to borrow up to an aggregate amount of $250,000 as discussed below.

     In October 1993, the Company received final subdivision approval by municipal authorities on the Company's real estate development in Hunterdon County, New Jersey, known as Murray Hill Estates. As a condition of receiving final approval and prior to completing the sale of any lots, the Company will be required to complete certain improvements to the property or post performance bonds or letter of credit in lieu thereof. In August 1994, the Company received a commitment from a commercial bank for two lines of credit aggregating $700,000, consisting of a $250,000 site improvement loan and a $450,000 revolving line of credit to finance construction of up to three residences in the subdivision. The site improvement loan which closed in November 1994, is secured by a first mortgage on the development and is also secured by the personal guarantees of the Company's President and Executive Vice President. As of December 1, 1996 the Company had not utilized the construction line of credit, nor does it intend to. The interest rate on the site improvement loan is the bank's prime interest rate plus 1% and is payable monthly. The term of the loan is November 30, 1996. At December 31, 1995, the Company had utilized $228,248 of the $250,000 site improvement loan for which the interest rate was 10%. At November 30, 1996, the interest rate on the loan was 10 1/4% and the balance of site improvement borrowing remained at $228,248. During the third and fourth quarter of 1995, the majority of the physical improvements were made to the property. The Company estimates the balance of the improvements will be installed from the fourth quarter of 1996 through the second quarter of 1997.

     At December 31, 1995, the Company had executed contracts of sale amounting to $1,040,500 for ten of eleven lots, which related to the Company's real estate activities. The Company had collected $358,000 as down payments on the related contracts. Subsequent to December 31, 1995, a contract for three lots was voided and the related deposit of $28,000 was returned.


     In October 1996, the Company received approval of and accepted a commitment issued by a commercial bank for a construction mortgage financing line of credit in the amount of $550,000. The loan commitment provides a letter of credit in the amount of $111,583 which the Company plans on assigning and depositing in escrow with municipal authorities to guarantee the township adequate funds to complete the balance of required site improvements as outlined by the municipal engineer, as provided by code if the Company as developer fails to complete the improvements. The mortgage loan further provides $430,417 which shall be used for refinancing the current mortgage loan on the property, funds to complete the balance of required site improvements and provides an interest reserve. The loan is due one year from the closing date, except for the letter of credit which may be extended for an additional one year period. The mortgage loan is further secured by the personal guarantees of the Company's President and Executive Vice President. There can be no assurance that the Company will be successful in closing this loan, however, the Company plans on doing so in the fourth quarter of 1996.

ITEM 7.  FINANCIAL STATEMENTS

     This information appears in a separate section of this report following Part III.


                                 PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                          POSITION WITH
      NAME                AGE              THE COMPANY
Richard G. Gagliardi      50          Chairman of the Board,
                                      President and Chief
                                      Executive Officer

Lynn K. Gagliardi         39          Executive Vice President,
                                      Secretary and Director

Robert J. DiQuollo        49          Director
Bernard Gitlow            70          Director
Theodore P. Rica, Jr.     34          Director

     RICHARD G. GAGLIARDI has been Chairman, President and Chief Executive Officer of the Company since its inception on July 1, 1988. Mr. Gagliardi was employed as a Registered Representative at the investment banking firm of L. C. Wegard & Co., Inc. ("Wegard") from October 1989 to September 1991, and served as a Vice President of Wegard from October 1989 to July 1991.

     LYNN K. GAGLIARDI has been Secretary and a director of the Company since its inception and Executive Vice President from July 1992. From October 1989 to June 1991, Ms. Gagliardi served as Assistant Operations Manager and a Registered Representative of Wegard. Lynn K. Gagliardi is the wife of Richard G. Gagliardi.

     ROBERT J. DIQUOLLO has been a director of the Company since June 1996 to serve out the term of the board seat left vacant by the resignation of William P. Dunn, IV. Since August 1988, Mr. DiQuollo has owned and operated his certified public accounting firm of R. J. DiQuollo & Co. From August 1988 to present, he also is a principal and Vice President of Brinton Eaton Associates, a financial management company. From September of 1989, Mr. DiQuollo was a founder and director of Growth Financial Corp. and its subsidiary Growth Bank until the corporation was sold in January 1996, to Hudson United Bank, a commercial lending institution.

     BERNARD GITLOW has been a director of the Company since June 1993. He has been Executive Vice President of Victor Kramer, Co., Inc. a consulting company in the laundry and linen supply industry since August 1990. Since January 1988, Mr. Gitlow has also served as a consultant to the linen supply, laundry and dry cleaning industry.
     THEODORE P. RICA, JR. has been a director of the Company since August 1995 to serve out the term of the board seat left vacant by the resignation of B. R. Wienke. He has been employed by Pitney Bowes since 1984 as a salesman of office equipment and self employed as a builder of single family homes in New Jersey since September 1985.

     Directors are elected for one-year terms to serve until the next annual meeting of shareholders or until their respective successors are elected and qualified.

     The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of shareholders. Each executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by in the Company's By-Laws.

SIGNIFICANT EMPLOYEES

     ANGELO PENNISI, 37, has been employed by Capital Financial Corp. since March 1996 through August 1996 as a Vice President and Sales Manager. In August 1996, he became Senior Vice President of Capital Financial Corp. and is in charge of secondary marketing, which includes the selling of mortgages to investors in order to maximize the Company's earnings potential and oversees the pricing of mortgage loans and mortgage product lines. He was Vice President Sales and Marketing for Sterling National Mortgage Co., Inc. from August 1994 to February 1996 and Regional Manager and Vice President for Meridian Mortgage Corporation from July 1987 to August 1994.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the periods presented the compensation paid by the Company and its subsidiaries for services rendered during the fiscal year ended December 31, 1995 to the Company's Chief Executive Officer (the "named executive"). No other executive officer of the Company received an annual salary, bonus or other compensation in excess of $100,000 for the fiscal year ended December 31, 1995.

                         SUMMARY COMPENSATION TABLE

                            ANNUAL COMPENSATION

   Name and Principal                      Other Annual
   Position             Year   Salary      Compensation    Total

Richard G. Gagliardi    1995  $ 90,000(1)   $ 6,900 (2)  $ 96,900
Chairman of the Board   1994   114,017(3)    10,113 (3)   124,130
President and Chief     1993    79,887        9,662        89,549
Executive Officer       1992    65,769        7,692        73,461

(1)  Includes $48,462 as accrued back salary not paid to Mr.
Gagliardi as of December 31, 1995.

(2) Represents the approximate reimbursement cost of an automobile leased by Mr. Gagliardi for business purposes.

(3) Includes additional compensation in the amount of three percent (3%) of revenues of Capital generated directly from the origination of mortgage loans (i.e., Application Fees, Commitment Fees, Fee Income-regular, less any Fees Refunded), commencing January 1994. The additional compensation to Mr. Gagliardi, which was $24,017 for the year ended December 31, 1994, was discontinued as of July 1, 1994.

COMPENSATION OF DIRECTORS

     In 1995, the Company did not compensate its directors for their services as directors and has not compensated its directors for their services as directors through October 1996. The Board of Directors, in October 1996, agreed to forego receiving cash compensation and to receive Common Stock of the Company in lieu of cash for attendance at the Company's future Board of Directors and Stockholders meetings. However, in May 1993, the Company's wholly owned subsidiary, Capital Financial Corp. began compensating its directors $200 for attending each board meeting except for the Annual Meeting for which they each receive $400. In December 1994, Capital ceased compensating its directors for attending board meeting. Pursuant to the Company's 1992 Stock Option Plan (the "Plan"), directors are eligible to receive non-qualified options, and in addition, directors who are employees of the Company are also eligible to receive incentive options.

STOCK OPTION PLAN

     In July 1992, shareholders of the Company ratified the adoption by the Board of Directors of the Plan. The Plan authorizes the grant of incentive and non-qualified options to purchase up to 100,000 shares of the Company's Common Stock and is administered by the Board of Directors. Only employees of the Company are eligible to receive incentive stock options pursuant to the Plan. As of December 1, 1996, options to purchase 67,000 shares of the Company's Common Stock have been granted pursuant to the Plan. During the year ended December 1994, the Company granted non-qualified options to purchase 3,000 shares of Common Stock at $3.75 per share to each of Bernard Gitlow and William P. Dunn, IV, both of whom were Directors of the Company during the year 1995. In June 1996, Mr. Dunn resigned as a director of the Company which is cause for forfeiture of the options, however, because of Mr. Dunn's past contributions the Company has agreed to allow Mr. Dunn's options to remain effective. The exercise price for all options granted in 1995 was $2.39 and the exercise price of all options granted to date pursuant to the Plan was equal to the fair market value of the underlying securities at date of grant. No options were exercised during 1995. As of December 1, 1996, options to purchase 33,000 shares of the Company's Common Stock are available for grant under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information as of December 1, 1996, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) the named executive, (iii) each of the Company's directors and (iv) all directors and executive officers as a group:

     Shares of Common Stock have been adjusted for the one-for-five reverse split effected February 21, 1995.

                            AMOUNT AND NATURE      PERCENTAGE  OF
NAME AND ADDRESS  OF           BENEFICIAL            OUTSTANDING
BENEFICIAL OWNER (1)         OWNERSHIP  (2)        SHARES  OWNED

Richard G. Gagliardi          500,579 (3)              53.5%
Lynn K. Gagliardi              10,000 (4)               1.1%
Theodore P. Rica, Jr.          20,567 (5)               2.2%
Robert J. DiQuollo             20,000 (6)               2.1%
Bernard Gitlow                  6,426 (7)                *

All directors and executive
officers as a group (five persons)       557,572 (5)(6)(7)
58.9%

* less than 1%
---------------------------------
(1) The address of each of the beneficial owners identified is 150 Morristown Road, Suite 108, Bernardsville, New Jersey 07924.

(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3)  Does not include shares beneficially owned by Lynn K.
Gagliardi, Mr. Gagliardi's wife, as to which he disclaims beneficial ownership.

(4)  Does not include shares owned by Richard G. Gagliardi, Ms.
Gagliardi's husband, as to which she disclaims beneficial ownership.

(5) Includes 20,000 shares of Common Stock which may be purchased by Mr. Rica upon exercise of immediately exercisable options.

(6) Represents 20,000 shares of Common Stock which may be purchased by Mr. DiQuollo upon exercise of immediately exercisable options.

(7) Includes 3,426 shares of Common Stock which may be purchased by Mr. Gitlow upon exercise of immediately exercisable warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of December 31, 1995, the Company had borrowed from various stockholders, including but not limited to Alice E. Gagliardi, Mr. Gagliardi's mother, 2 directors and 2 officers of the Company, in the amount of $277,080 as outlined in NOTE 10 - RELATED PARTIES of the financial statements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENT
                                                        PAGE NO.

Report of Independent Accountants                          F-1
Consolidated Balance Sheet - December 31, 1995             F-2
Consolidated Statements of Operations -
 for the years ended December 31, 1995 and 1994            F-3
Consolidated Statements of Changes In Stockholders'
 Equity - for the years ended December 31, 1995 and 1994   F-4
Consolidated Statements of Cash Flows - for the years
 ended December 31, 1995 and 1994                          F-5
Notes to Consolidated Financial Statements             F-6 - F-12

<AUDIT-REPORT>      INDEPENDENT AUDITORS' REPORT

To the Stockholders of
AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES as of December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of AMERICAN ASSET MANAGEMENT CORPORATION and its Subsidiaries as of December 31, 1994 were audited by other auditors whose report dated March 7, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES as of December 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, the Company is involved in litigation relating to the Company's 1989 private offering of common stock. The outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.


Paramus, New Jersey                  RD Hunter & Company LLP
June 27, 1996, Except for Note 15    Certified Public Accountants
which is as of August 28, 1996

  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES  Exh. A
                     Consolidated Balance Sheet
                         December 31, 1995

     ASSETS

Current Assets:
  Cash and cash equivalents                        $  274,354
  Notes receivable                                     34,254
  Mortgage loans receivable                           658,426
  Prepaid and other current assets                     55,926
               Total current assets                $1,022,960


Land and development costs                          1,490,386

Furniture and equipment, at cost, less
  accumulated depreciation                             23,384

OTHER ASSETS:
  Intangible assets                                     2,407
  Rent security deposits                                3,048
  Commission advances                                  11,770
               Total other assets                      17,225

           TOTAL:                                  $2,553,955

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $  375,733
  Liability for land development costs                160,417
  Loans payable                                       277,080
  Lot deposits                                        358,000
  Warehouse loans payable                             639,750
  Mortgage payable                                    228,248
               Total current liabilities            2,039,228

STOCKHOLDERS' EQUITY
  Common stock, no par value; 10,000,000
  shares authorized; 916,119 shares issued
  and outstanding                                   2,434,325
  Additional paid-in capital                          234,207
  Accumulated deficit                              (2,150,805)
               Total stockholders' equity             514,727

           TOTAL:                                  $2,553,955


(The accompanying notes are an integral part of these financial statements.)

  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES   Exh. B
              Consolidated Statements of Operations
                   December 31, 1995 and 1994



                                             1995         1994
REVENUES:
  Mortgage origination fees              $  853,984   $  924,192
  Application fees                           93,210       82,276
  Mortgage interest income                   54,671       32,251
               Total revenues             1,001,865    1,038,719



SELLING, GENERAL & ADMINISTRATIVE EXPENSES
  Salaries and benefits                     795,804      573,164
  Commissions                               239,372      270,394
  Other expenses                            657,896      800,358
  Special charge                            141,000           -
               Total selling, general
                & administrative
                expenses                  1,834,072    1,643,916

LOSS FROM OPERATIONS                       (832,207)    (605,197)


Other Income                                   9,544       9,499

LOSS BEFORE PROVISION FOR INCOME TAXES      (822,663)   (595,698)

Provision for income taxes                       -           -

NET LOSS                                    (822,663)   (595,698)


NET LOSS PER COMMON SHARE                   $  (0.90)   $  (0.65)



WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                   916,119      921,187





(The accompanying notes are an integral part of these financial statements.)

  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES   Exh. C
Consolidated Statements of Changes in Stockholders' Equity
                 December 31, 1995 and 1994




                                    ADDITIONAL
                    COMMON STOCK     PAID-IN   ACCUMULATED
                   SHARE    AMOUNT   CAPITAL    DEFICIT     TOTAL

BALANCE,
12/31/93: 925,126.8  $2,491,864  $ 231,207  $(732,444) $1,990,627

Cancellation
 of common
 stock in
 connection
 with the
 stock dis-
 tribution   (7.8)       (39)        -            -          (39)


Cancellation
 of common
 stock in
 connection
 with stock
 reac-
 quisition  (5,000)   (48,750)       -             -     (48,750)


Cancellation
 of common
 stock in
 connection
 with debt
 collection (4,000)   (8,750)        -             -      (8,750)


NET LOSS FOR
 YEAR ENDED
 1994           -         -          -


Balance,
 12/31/94  916,119  2,434,325   231,207    (1,328,142)  1,337,390


Net loss for
 year ended
  1995          -         -          -      (822,663)   (822,663)


BALANCE,
12/31/95   916,119  2,434,325  231,207    (2,150,805)    514,727




(The accompanying notes are an integral part of these financial statements)

   AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES   Exh D
           Consolidated Statements of Cash Flows
                 December 31, 1995 and 1994

                                            1995         1994
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                              $  (822,663) $  (595,698)
  ADJUSTMENTS TO RECONCILE
   NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:
    Depreciation and amortization            24,174       37,469
    Gain on sale of fixed assets             (5,699)          -
    Reserve for bad debts                   (42,668)          -
    Allowance for net realizable value      141,000           -
  CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN:
    Notes receivable                          2,404       18,995
    Mortgage loans receivable              (658,426)     263,750
    Fees and interest receivable                 -        35,796
    Prepaid and other assets                 59,099       32,867
  INCREASE (DECREASE) IN:
    Commissions payable                          -       (29,721)
    Accounts payable & accrued expenses     211,350       52,248
    Deferred income                          (2,801)     (27,569)
    State income taxes payable                   -        (4,943)
    Warehouse loans payable                 639,750           -
    Net cash used in operating activities  (454,480)    (216,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of fixed assets                       25,176           -
  Purchase of fixed assets                  (19,666)      (1,853)
  Increase in land & development costs     (277,243)     (70,555)
  Proceeds from lot deposits                358,000           -
    Net cash provided by (used in)
     investing activities                    86,267      (72,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock                     -        (5,039)
  Proceeds from mortgage payable to bank    153,248       75,000
  Proceeds from loans payable               277,080           -
    Net cash provided by
     financing activities                   430,328       69,961

Net increase (decrease) in cash              62,115     (219,253)

Cash and cash equivalents,
  at beginning of year                      212,239      431,492

CASH & CASH EQUIVALENTS, AT END OF YEAR  $  274,354   $  212,239
Supplemental non-cash financing activities:  See Note 12
(The accompanying notes are an integral part of these financial statements)
                             F-5

 AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES   Exh. E
        Notes to Consolidated Financial Statements        Page 1
                December 31, 1995 and 1994

Note 1 - SIGNIFICANT ACCOUNT POLICIES:

AMERICAN ASSET MANAGEMENT CORPORATION (the "Company") and its subsidiaries are engaged in mortgage banking and real estate financing and development. The Company's mortgage banking subsidiary is a licensed mortgage banker in the State of New Jersey. The real estate project involves a parcel of land being developed for subdivision and sale.

A.  PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of American Asset Management Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

B.  CONCENTRATION, SIGNIFICANT RISKS AND USE OF ESTIMATES

The Company's lending is primarily concentrated in the New Jersey market.

During 1995, the Company sold, 57, 32 and 23 of its 223 closed loans (25.6%, 14.3% and 10.3%), to three investors, which included two savings banks and one mortgage broker.

The Company receives all of its funds for mortgage banking activities from one mortgage warehouse.

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could affect those estimates.

C. FIXED ASSETS AND DEPRECIATION

Fixed assets are stated at cost. Depreciation is computed by using the straight line method over the estimated useful lives of 3 years for computer equipment and 5 years for furniture and equipment, for both financial reporting and income tax purposes.

D.  MORTGAGE LOANS RECEIVABLES

Mortgage loans receivable are held for sale and are reported at the lower of cost, or market value. The method used to determine this amount is the individual loan amount. At December 31, 1995, cost approximates the market value of such loans.
                             F-6

E.  INTANGIBLE ASSETS                                      Exh. E
                                                           Page 2
Goodwill and organization costs are both amortized on the straight-line basis over a period of five years.

F.  FEE INCOME

Fee income resulting from the Company's mortgage banking activities is recognized when a financing occurs. The Company's application fees for processing mortgage applications and commitment fees for committing to fund a loan are recorded when the fees are received.

G.  INCOME TAXES

Deferred taxes are provided on temporary differences between the financial reporting and income tax basis of assets and liabilities based on enacted tax rates and the expected effect on future cash flows for income taxes.

H.  STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

I.  LOSS PER SHARE

Loss per share amounts are based on the weighted average number of shares outstanding. No effect has been given to shares issuable for outstanding options and warrants as the effect would be antidilutive.

J.  RESERVE FOR BAD DEBTS

A reserve for bad debts has been provided for on all commission advances turned over for collection. The reserve at December 31, 1995 was $18,037.

K.  RECLASSIFICATIONS

Certain reclassifications to the 1994 financial statements have been made for consistency with the 1995 presentation.

NOTE 2 - FIXED ASSETS:

Fixed assets at December 31, 1995 consist of:

     Computer equipment                            $ 37,966
     Furniture and fixtures                          19,291
     Office equipment                                37,413
                                                     94,670
     Less, Accumulated depreciation                  71,286
           NET FIXED ASSETS                        $  23.38

                                                           Exh. E
                                                           Page 3
Depreciation expense was $19,508 and $18,917 for the years ended
December 31, 1995 and 1994 respectively.

NOTE 3 - INTANGIBLE ASSETS:

Intangible assets at December 31, 1995 consist of:

     Goodwill                                      $ 86,370
     Organization costs                              46,715
                                                    133,085
     Less, Accumulated amortization                 130,678

           NET INTANGIBLE ASSETS                   $  2,407

Amortization expense was $4,666 and $18,553 for the years ended
December 31, 1995 and 1994, respectively.

NOTE 4 - LAND AND DEVELOPMENT COSTS:

Land and development costs are comprised of an investment in capitalized loans of $675,000 to acquire the land, issuance of 148,000 shares of common stock in 1992 with a fair market value of $259,000 to acquire the minority interest and development costs incurred of $697,386, less an allowance of $141,000 to reduce the carrying amount to estimated net realizable value as of December 31, 1995.

NOTE 5 - MORTGAGE LOANS RECEIVABLE:

On March 3, 1995, the Company received a commitment for a $5,000,000 warehouse line of credit from a mortgage warehouse lender. Funds from this line of credit are lent to borrowers once an investor (usually a bank) has agreed to purchase the mortgage. These funds are secured by residential mortgage loans. The line of credit is repaid by the investor at the time of the closing. As of December 31, 1995, three loans had yet to be closed, resulting in a warehouse loan payable of $639,750 and a mortgage loan receivables of $658,426. All three loans were closed in the first quarter of 1996.

NOTE 6 - LOT DEPOSITS:

At December 31, 1995, the Company had executed contracts of sale amounting to $1,040,500 for ten of eleven lots, which related to the Company's real estate activities. The Company had collected $358,000 as down payments on the related contracts. Subsequent to December 31, 1995, a contract for three lots was voided and the related deposit of $28,000 was returned (See Note 15). The contracts are anticipated to close during 1996.
                           F-8

                                                           Exh. E
                                                           Page 4
NOTE 7 - MORTGAGE PAYABLE

During November, 1994, the Company obtained a site improvement loan of $250,000 from a commercial bank, which is evidenced by a note and collateralized by a mortgage creating a valid first lien on the Company's real estate development. The loan is also collateralized by a personal guaranty of the Company's President and Executive Vice President. Interest is charged at a rate equal to the bank's prime rate plus 1% per annum (floating) for the term of the loan, which is payable no later than November 30, 1996. As of December 31, 1995, the mortgage payable was $228,248 with an interest rate of 9.75%. The Company is in the process of obtaining new financing.

In addition, during August 1994 the Company obtained from the bank a $450,000 revolving line of credit to be used in financing construction loans of $150,000 each for the construction of one model home and two single family residences. No advances will be made unless there is an executed contract of sale for each residence. Pursuant to the agreement between both parties, at no time shall there be more than three $150,000 construction loans outstanding under the line of credit, which was not utilized as of December 31, 1995 and expires on August 31, 1996 unless renewed at the sole discretion of the bank. All borrowings will be evidenced by a note which will be collateralized by a mortgage and the personal guarantees of the Company's President and Executive Vice President, creating a second lien on the Company's real estate development.

NOTE 8 - INCOME TAXES

The Company has deferred tax assets of $828,000 at December 31, 1995 arising from net operating loss ("NOL") carryforwards of $1,884,000 which expire between 2001 and 2010. The Company's valuation allowance increased from $502,000 at December 31, 1994 to $828,000 at December 31, 1995 due to the uncertainty of future utilization of the Company's NOL carryforwards.

NOTE 9 - STOCKHOLDERS' EQUITY:

Through a public offering in April 1991, the Company sold 150,878 units (unadjusted), each unit consisting of three shares of common stock, one Class A Common Stock Purchase Warrant, one Class B Common Stock Purchase Warrant and one Class C Common Stock Purchase Warrant. Net proceeds of the offering were $1,089,821.

Each Class A Warrant entitled the holder to purchase one share of common stock at an exercise price of $17.50 until January 29, 1994, when the unexercised warrants expired. Each Class B Warrant entitles the holder to purchase .20941 share of common stock at an exercise price of $19.10 per whole share until January 29, 1997. Each Class C Warrant entitles the holder to purchase .20977 share of common stock at an exercise price of $21.45 per whole share until January 29, 1997. No fractional shares will be issued upon exercise of the Class B and C

                                                           Exh. E
                                                           Page 5
Warrants. The Company may redeem the warrants at $0.10 each upon 30 days written notice, providing the closing bid price of the common stock shall have exceeded $25.00 per share to ten consecutive days preceding the date of such notice.

On February 20, 1995, the Company filed amendments to its certificate of incorporation to effect a one-for-five reverse stock split of the outstanding common stock and to provide for an authorized capital consisting of 10,000,000 shares of common stock, no par value, and 2,000,000 shares of preferred stock, no par value. Unless otherwise indicated, all share and per share amounts have been restated to retroactively reflect the reverse stock split.

NOTE 10 - RELATED PARTIES:

A. Notes receivable as of December 31, 1995 included a $28,084 demand note with interest at 8% and payable monthly from the Company's former Chief Financial Officer.

B. Loans payable as of December 31, 1995 included the following related party demand notes:
                                                     ANNUAL
                                                    INTEREST
          RELATED PARTY               AMOUNT          RATE

       Stockholders                  $ 246,191         12%
       Chief Executive Officer       $  30,889         12%

C. Included in accrued expenses as of December 31, 1995 are back salaries owed to the Chief Executive Officer and the Vice
President for $48,462 and $21,538, respectively.

NOTE 11 - COMMITMENTS

The Company has entered into various operating lease agreements for office space and office equipment. The leases expire periodically through October 1999.

The future minimum rental commitments under noncancelable operating leases are as follows:

           YEAR                                  AMOUNT

           1996                                 $ 56,557
           1997                                   55,857
           1998                                   52,625
           1999                                   13,392
                          TOTAL:                $178,431

Rental costs under operating leases amounted to $126,740 and $85,290 for the years ended December 31, 1995 and 1994, respectively.
                                                           Exh. E
                                                           Page 6
NOTE 12 - CONSOLIDATED STATEMENTS OF CASH FLOWS:

Supplemental non-cash activities:

In May 1994, the Company reacquired and cancelled 5,000 shares for $5,000, which were originally issued for $48,750 and recognized as goodwill in connection with the purchase of a subsidiary in July 1991.

In October 1994, the Company reacquired and cancelled 4,000 shares with a fair market value of $8,750 in connection with a bad debt collection on a collateralized demand note of $13,000.

Cash paid during the year for:
                                                 1995      1994

          Income taxes                        $     -   $  5,124

          Interest                            $ 65,781  $     -

NOTE 13 - LITIGATION:

In March 1993, an action was commenced against the Company, its President and the brokerage firms of G. K. Scott & Co., Inc. and
L. C. Wegard & Co., Inc. in the Supreme Court of the State of New York, Queens County. The complaint, which claimed fraud, unjust enrichment, conversion, breach of fiduciary duty and breach of contract, was brought by two individuals who invested a total of $250,000 in the Company's 1989 private offering of common stock (the "1989 Offering"). The plaintiffs alleged that, in connection with their investments in the 1989 Offering, certain of the defendants misrepresented or failed to disclose certain material facts concerning the Company and the 1989 Offering. The plaintiffs sought damages against the parties, including compensatory damages of $1,000,000 and punitive damages of $5,000,000. The Company and its President subsequently moved to dismiss the complaint, and, by order dated January 10, 1994, the Court dismissed with prejudice the claims with leave to amend.
On February 25, 1994, plaintiffs filed as an amended complaint containing allegations similar to those in the original complaint and purporting to amend their original breach of contract allegations. In August 1994, the court reaffirmed its dismissal of the unjust enrichment and conversion claims but allowed the breach of contract and fraud claims to proceed. Outside counsel for the Company has advised that at report date they cannot offer an opinion as to the probable outcome.

In February 1995, a settlement was reached with a law firm utilized by the President of the Company, for unpaid legal fees and disbursements related to services allegedly performed for the benefit of the Company. The settlement provides that the plaintiff will receive, over an eighteen month period, payments aggregating $42,500. All required payments have been made to
                          F-11

                                                           Exh. E
                                                           Page 7
date. At December 31, 1995, a balance of $21,666 is still due and is reflected in accounts payable and accrued expenses on the Company's balance sheet.

In the ordinary course of its business, the Company is from time to time subject to litigation. The Company does not believe that any litigation to which the Company is currently subject is likely to have a material effect on the consolidated financial condition of the Company and its subsidiaries.

NOTE 14 - SPECIAL CHARGE:

In 1995, the Company recorded a special charge of $141,000 for a provision to adjust the carrying value of land and development costs to estimated net realizable value. The provision was based on a review of the sales price per sales contracts and the costs of land and development incurred and anticipated for improvements. As the total anticipated costs exceeded the anticipated sales price, an allowance was provided to reduce the carrying amount to the estimated net realizable value.

NOTE 15 - SUBSEQUENT EVENTS:

In May of 1996, a contract for the sale of three lots for $280,000 was voided, at the request of the buyer and the related deposit of $28,000 was returned.

In August of 1996, an agreement was entered into between the Company's real estate development subsidiary and a general contractor regarding the building of single family residences on lots owned by the subsidiary. According to the terms of the agreement, any general contracting contracts the contractor receives on the property owned by the subsidiary will be done for the benefit of the subsidiary and for which the contractor will receive a fee of $5,000 per home.


                                    F-12
</AUDIT-REPORT>

(b)  CURRENT REPORTS OF FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1995.

(c)     EXHIBITS

      *3.1(a) Certificate of Incorporation as Amended
    ***3.1(b) Amendment to Certificate of Incorporation filed
                February 1995
      *3.2    By-Laws
      *4.3    Form of Warrant Agreement between the Company and
                Continental Stock Transfer and Trust Company, as
                Warrant Agent
    **10.5    1992 Stock Option Plan
      10.6    Lease agreement for Capital Financial -
                Bernardsville, NJ
      21      Subsidiaries of the Company
      22      Financial Data Schedule - For SEC Use Only

_________________________

  * Incorporated by reference to the corresponding exhibits in the Company's Registration Statement of Form S-1 (SEC File
    No. 33-34145).

 ** Incorporated by reference to the corresponding exhibit in the Company's Form 10-KSB for the year ended December 31, 1992.

*** Incorporated by reference to the corresponding exhibit in the Company's Form 10-KSB for the year ended December 31, 1994.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERICAN ASSET MANAGEMENT CORPORATION
                                       (Registrant)



                 12/2/96                 Richard G. Gagliardi
                  Date                      (Signature)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





                 12/2/96                 Richard G. Gagliardi
                  Date                      (Signature)




                 12/2/96                 Lynn K. Gagliardi
                  Date                      (Signature)


______________________
Robert J. DiQuollo            Director


______________________
Theodore P. Rica, Jr.         Director



______________________
Bernard Gitlow                Director

                                 EXHIBIT INDEX



    EXHIBIT NO.                      DESCRIPTION

     10.6       Lease agreement for Capital Financial,
                Bernardsville, NJ

     21         Subsidiaries of the Company

                                                   Exhibit No. 21


                          SUBSIDIARIES OF THE COMPANY




                                                 JURISDICTION
   NAME                                        OF INCORPORATION


American Asset Development Corporation            New Jersey

Capital Financial Corp.                           New Jersey