Form 10KSB/A
period 1995-12-31
AMERICAN ASSET MANAGEMENT CORP
filed 1997-01-21
CIK 852015

[DESCRIPTION]    COVER

      U. S. Securities and Exchange Commission
                  Washington, D.C.  20549
                         FORM 10 KSB/A

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

(c)     EXHIBITS

      *3.1(a) Certificate of Incorporation as Amended
    ***3.1(b) Amendment to Certificate of Incorporation filed
                February 1995
      *3.2    By-Laws
      *4.3    Form of Warrant Agreement between the Company and
                Continental Stock Transfer and Trust Company, as
                Warrant Agent
    **10.5    1992 Stock Option Plan
      10.6    Lease agreement for Capital Financial -
                Bernardsville, NJ
      21      Subsidiaries of the Company
      27      Financial Data Schedule - For SEC Use Only

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

                            AMERICAN ASSET MANAGEMENT CORPORATION
                                       (Registrant)



                 1/21/97                 Richard G. Gagliardi
                  Date                      (Signature)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





                 1/21/97                 Richard G. Gagliardi
                  Date                      (Signature)




                 1/21/97                 Lynn K. Gagliardi
                  Date                      (Signature)


______________________
Robert J. DiQuollo            Director


______________________
Theodore P. Rica, Jr.         Director



______________________
Bernard Gitlow                Director