Form 10-Q
period 1997-03-31
AMERICAN ASSET MANAGEMENT CORP
filed 1997-05-20
CIK 852015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 12b-25
                  NOTIFICATION OF LATE FILING
_Form 10-K   _Form 20-F   _Form 11-k   _X_ Form 10-Q  _Form N-SAR

   SEC File Number:  0-19154     CUSIP Number:  024010-30-8

        For Period Ended:   March 31, 1997
        ( ) Transition Report on Form 10-K
        ( ) Transition Report of Form 20-F
        ( ) Transition Report on Form 11-K
        ( ) Transition Report on Form 10-Q
        ( ) Transition Report on Form N-SAR
        For the Transition Period Ended:________________________

     Read Instruction (on back page) Before Preparing Form.
                          Please Print of Type.
   Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
_________________________________________________________________
PART I - REGISTRANT INFORMATION
_________________________________________________________________
Full Name of Registrant:
_____AMERICAN_ASSET_MANAGEMENT_CORPORATION_______________________

Former Name if Applicable:
_________________________________________________________________

Address of Principal Executive Office (street & number):
_150_Morristown_Road,_Suite_108,_Bernardsville,_New Jersey 07924_
City, State and Zip Code

PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registration seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

  / (a) The reasons described in reasonable detail in Part III
  /     of this form could not be eliminated without
  /     unreasonable effort or expense;
  / (b) The subject annual report, semi-annual report, transition
  /     report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or
  /     portion thereof, will be filed on or before the fifteenth
X /     calendar day following the prescribed due date; or the
  /     subject  quarterly report of transition report on Form
  /     10-Q, or portion thereof will be filed on or before the
  /     fifth calendar day following the prescribed due date;
  /     and
  / (c) The accountant's statement or other exhibit required by
  /     Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why the Form 10-K, 11-K, 10-Q N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period. (Attach Extra Sheets if Needed)
     Form 10-QSB could not be filed within the prescribed time period without unreasonable effort or expense due to certain unexpected delays beyond the control of Registrant in connection with its preparation.

PART IV - OTHER INFORMATION

(1)  Name and telephone number of person to contact in regard to this notification
     __Richard_G._Gagliardi___    ___(908)___  __766-1701_______
              (Name)              (Area Code)  (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter) period that the registrant was required to file such reports) been filed? If answer is no, identify report(s). ___Yes _X_No - March 31, 1996 10-QSB, June 30, 1996 10-QSB, September 30, 1996 10-QSB,
     December 31, 1996 10-KSB.

(3) Is it anticipated that any significant change in results of operations from the corresponding period the last fiscal year will be reflected by the earnings statements to be included in the subject report of portion thereof?
     ___Yes  __X__No
_________________________________________________________________

    __________American_Asset_Management_Corporation__________
           (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:___May_16,_1997___     By:__s/Richard_G._Gagliardi_________

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign of the registrant shall be filed with the form.

_____________________________ATTENTION___________________________
Intentional misstatement or omissions of fact constitute Federal
            Criminal Violations (See 18 U.S.C. 1001).

                      GENERAL INSTRUCTIONS
1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities
    Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4.  Amendments to the notifications must also be filed on form
    12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.