Form 10QSB
period 1996-03-31
AMERICAN ASSET MANAGEMENT CORP
filed 1997-08-21
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

___  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  March 31, 1996

___ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT

          For the transition period from _______ to _______.

                  Commission file number:  0-19154.

               AMERICAN ASSET MANAGEMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

          NEW JERSEY                              22-2902677
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

 150 Morristown Road, Suite 108, Bernardsville, New Jersey 07924
              (Address of principal executive offices)

Issuer's telephone number, including area code:  (908) 766-1701


       (Former name, former address and former fiscal year,
                    if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES___  NO_X_.

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 1997 there were 936,119 shares outstanding of the issuer's no par value common stock.

Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________

                                       March 31,     December 31,
                                      ___1996___     ____1995____
_____________ASSETS________________
Cash & cash equivalents              $   29,709       $  274,354
Mortgage loans receivable                   -            658,426
Notes receivable                         34,830           34,254
Prepaid and other current assets         70,430           55,926

     Total current assets               134,969        1,022,960

Land and development costs            1,503,015        1,490,386
Furniture & equipment, at cost,
  less accumulated depreciation          22,864           23,384
Other assets                              4,447           17,225

     Total assets                     1,665,295        2,553,955


__LIABILITIES AND STOCKHOLDERS' EQUITY__
Current liabilities:
 Accounts payable & accrued expenses $  266,547       $  375,733
 Liability for land development         160,417          160,417
 Loans payable                          156,616          277,080
 Lot deposits                           424,000          358,000
 Warehouse loans payable                    -            639,750
 Mortgages payable                      228,248          228,248

    Total current liabilities         1,235,828        2,039,228

Stockholders' equity:
 Common stock, no par value;
 10,000,000 shares authorized;
 936,119 shares issued and
 outstanding                          2,434,325        2,434,325
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (2,236,065)      (2,150,805)

     Total stockholders' equity         429,467          514,727

     Total liabilities and
     stockholders' equity             1,665,295        2,553,955

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________

                                          For the Three Months
                                      ______Ended March 31,______
                                      ____1996____   ____1995____

Revenues:
  Mortgage origination fees           $    49,038    $    49,146
  Application fees                          5,325         19,325
  Mortgage interest income                 10,932             -

     Total revenues                        65,295         68,471


Selling, general and
administrative expenses:
  Salaries and benefits                    85,052        244,423
  Commissions and related expenses          9,258         11,503
  Other expenses                           56,822        101,539

     Total selling, general and
     administrative expenses              151,132        357,465


Income/(loss) from operations             (85,837)      (288,994)

Other income                                  577          1,559

Income before provisions for
state income taxes                        (85,260)      (287,435)

Provision for state income taxes                -              -

Net income/(loss)                     $   (85,260)    $ (287,435)

Net income/(loss) per share           $     (0.09)    $    (0.31)


Weighted average number of shares
of common stock outstanding               936,119        916,119




   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________

                                           For the Three Months
                                         ____Ended  March 31,____
                                         ____1996___  ____1995___

Cash flows from operating activities:
  Net loss                               $  (85,260)  $ (287,435)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization              3,459        6,018
  Changes in assets & liabilities:
    Increase(decrease) in:
    Notes receivable                           (576)        (695)
    Mortgage loans receivable               658,426            -
    Fees and interest receivable                  -      (11,264)
    Prepaid & other assets                   (1,726)        (639)
    Increase(Decrease) in:
     Accounts payable & accrued expenses   (114,822)      61,909
    Commissions payable                       4,346        9,519
    Deferred income                           1,290       36,574
    Warehouse line payable                 (639,750)           -

 Net cash (used in) provided by
 operating activities                      (174,613)    (186,013)

Cash flows from investing activities:
    Lot deposits                             66,000            -
    Increase in land & development costs    (12,629)           -
    Purchase of fixed assets                 (2,939)      (8,300)

  Net cash (used in)provided by
  investing activities                       50,432       (8,300)

Cash flows from financing activities:
    Purchase of common stock                    -              -
    Loans payable                          (120,464)           -

  Net cash (used in)provided by
  financing activities                     (120,464)           -

Net increase/(decrease) in cash            (244,645)    (194,313)

Cash at beginning of period                 274,354      212,239

Cash at end of period                    $   29,709   $   17,926

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. The consolidated financial statements of the Company include the operations of both wholly-owned subsidiaries, Capital Financial Corp. and American Asset Development Corporation. The Company's operations consist of specialized and mortgage banking services and real estate development. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1995 Annual Report on Form 10-KSB. The results of the three months ended March 31, 1996 are not necessarily indicative of the results of the full year.

2.  REVENUE AND EXPENSE RECOGNITION

     Application fees and commitment fees are recorded when received and other fee income is recorded when loans close.
Expenses are recognized as they are incurred.

3.  NET INCOME/(LOSS) PER COMMON SHARE

     Net income/(loss) per common share is based on the weighted average number of shares of Common Stock outstanding. No effect has been given to shares issuable upon exercise of outstanding warrants as the effect would be antidilutive.

4.  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF PLAN OF OPERATION
_________________________________________________________________

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to the Three Months
Ended March 31, 1995.

     Revenues for the three months ended March 31, 1996 were $65,295 compared to $68,471 for the three months ended March 31, 1995, a decrease of $3,176 or 4.6%. The decrease was attributable to decreased application fees of Capital Financial Corp. ("Capital"), the Company's mortgage banking subsidiary. During September 1995 the Company closed, and sold to a non-affiliated entity, its two branch offices and thereby eliminating the majority of its sales force, which caused the Company to experience a substantial reduction in the origination of new applications received and in process during the three months ended March 31, 1996. Capital closed 13 residential mortgage loans in the principal amount of approximately $2,451,500 in the three months ended March 31, 1996 compared to 14 loans closed in the principal amount of approximately $2,400,000 in the three months ended March 31, 1995, decreases of 7.1% in number of loans. At March 31, 1996, the Company had approximately 28 residential mortgage applications in process in the principal amount of approximately $4,500,000 compared to 69 residential mortgage applications in process in the principal amount of approximately $14,800,000, at March 31, 1995, decreases of 59.4% and 69.6% respectively.

     Total selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1996 were $151,132, a decrease of $206,333 or 57.5% from $357,465 in the comparable 1995 period due to a reduction in Capital's employee compensation and other expenses as a result of Capital's reduction in the number of its mortgage loan originators and other employees.

     As a result of the foregoing, the Company's net loss for the three months ended March 31, 1996 was $85,260 or $0.09 per share, compared to net loss of $287,435 or $0.31 per share for the comparable 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position has remained substantially unchanged during the period ended March 31, 1996 versus the cash position as of March 31, 1995. This is primarily due to proceeds of partial payments received upon execution of contracts of sale of building lots and revenues generated by its mortgage banking operations, in addition to the deferment of certain executive officers compensation and all directors fees in order to obtain and preserve cash.

     Loans in process have increased from 22 loans with a principal amount of approximately $4,567,547 as of December 31, 1995 to 28 loans aggregating approximately $4,569,997 at March 29, 1996 increases of 27% in number and unchanged in dollar amount. However, since the Company estimates that 85% of its loans in process will close approximately 90 days from date of application, the Company will continue to incur losses until such time, if ever, that future revenues are sufficient to offset operating costs.

     In October 1993, the Company received final subdivision approval by municipal authorities on the Company's real estate development in Hunterdon County, New Jersey, known as Murray Hill Estates. As a condition of receiving final approval and prior to completing the sale of any lots, the Company will be required to complete certain improvements to the property or post
Performance bonds in lieu thereof. In August 1994, the Company received a commitment from a commercial bank for two lines of credit aggregating $700,000, consisting of a $250,000 site improvement loan and a $450,000 revolving line of credit to finance construction of a model home and up to two residences in the subdivision. The site improvement loan which closed in November 1994, is secured by a first mortgage on the development and collateralized by personal guarantees of the Company's President and Executive Vice President. The interest rate on the site improvement loan is the bank's prime interest rate plus 1% and is payable monthly. The loan expires on November 30, 1996.

     At June 30, 1996, the Company utilized $228,248 of the
$250,000 site improvement loan. At June 30, 1996 the interest rate on the loan was 10.5%.

     The Construction line of credit may be used to construct a model home on the development and up to two residences upon receipt of contracts of sale. Construction financing cannot exceed $150,000 for each residence and no more than three construction loans can be outstanding at any one time under the revolving line of credit. As of June 30, 1996 the company had not utilized the construction line of credit and has no intentions of doing so in the future.

    The Company plans on completing the balance of the required improvements to the property when it has the funds to do so and then aggressively seek to sell some, if not all of the remaining unsold lots to pay off debt and restore working capital to the Company. There can be no assurance the Company will be successful in this endeavor.

     In May 1995, the Company received a $5,000,000 warehouse line of credit from a mortgage warehouse lender which enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused, and then sold.

     On August 4, 1995 the Company closed on a $100,000 line of credit secured by a second mortgage on land the Company owns in Hunterdon County, New Jersey. The line of credit was also secured by the personal guarantee of the Company's President. The term of the loan was for six months at 10% interest. In January 1996, the Company issued to the lenders an aggregate of 20,000 shares of Common Stock, with registration rights, as an inducement to secure the credit line which the Company used as additional working capital. The loan was repaid in full in January 1996.

     In January 1996, the Company entered into a contract to sell to a real estate development corporation 5 building lots which range in size from 3 to 5 1/2 acres for a total purchase price of $487,500. The Company received a $250,000 nonrefundable deposit, in December 1995, which entitles the purchaser to receive deeds to two building lots and the deed to a third lot once the balance of $42,500 is paid to the Company and when the Company is legally able to transfer title to the lots.

     In March 1996, the Company hired a Senior Vice
President/Sales Manager with 11 years of mortgage banking experience to expand its commissioned sales personnel and to assist management in expanding the Company's relationships with sources of additional mortgage loan applications.

     The Company requires an immediate infusion of capital in order to meet its obligations and to continue its operations and successfully implement its operational plans. The Company is seeking additional capital through among other means, an infusion of additional noncollateralized loans, the sale of additional equity in the Company and issuance of debt collateralized by the real estate project in Hunterdon County, New Jersey. However, there can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, if at all.

     In the event the Company's plans change, its assumptions change or prove to be inaccurate due to unanticipated expenses, delays, problems or otherwise, or if the Company is unsuccessful in raising additional working capital, the Company could be required to cease its mortgage banking operations as presently conducted.


                     PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 27 Financial Data Schedule (For SEC use only)

Changes in Registrant's Certifying Accountant.

    On March 4, 1996, the Registrant and its principal independent auditor, Coopers & Lybrand, LLP mutually agreed to cease their auditor-client relationship. Neither of Coopers & Lybrands reports on the financial statements of the Registrant for the years ended December 31, 1993 or December 31, 1994 contained an adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Registrant's Board of Directors. During the year ended December 31, 1993 and December 31, 1994 and during the period from January 1, 1995 through March 4, 1996, there were no disagreements with Coopers & Lybrand, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable event.

     On April 15, 1996 the Registrant engaged R. D. Hunter &
Company, LLP as its principal independent accountant who will report on the financial statements of the Registrant for the year ending December 31, 1995.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERICAN ASSET MANAGEMENT CORPORATION
                                         (Registrant)


Date:  August 1, 1997      By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)