Form 10QSB
period 1996-06-30
AMERICAN ASSET MANAGEMENT CORP
filed 1997-08-21
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

___  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  June 30, 1996

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

                                       June 30,      December 31,
                                      ___1996___     ____1995____
_____________ASSETS________________
Cash & cash equivalents              $   19,885       $  274,354
Mortgage loans receivable                97,611          658,426
Notes receivable                         35,419           34,254
Prepaid and other current assets         61,512           55,926

     Total current assets               214,427        1,022,960

Land and development costs            1,506,009        1,490,386
Furniture & equipment, at cost,
  less accumulated depreciation          23,833           23,384
Other assets                              2,407           17,225

     Total assets                     1,746,676        2,553,955


__LIABILITIES AND STOCKHOLDERS' EQUITY__
Current liabilities:
 Accounts payable & accrued expenses $  262,632       $  375,733
 Liability for land development         160,417          160,417
 Loans payable                          290,173          277,080
 Lot deposits                           424,000          358,000
 Warehouse loans payable                 90,151          639,750
 Mortgages payable                      228,248          228,248

    Total current liabilities         1,455,621        2,039,228

Stockholders' equity:
 Common stock, no par value;
 10,000,000 shares authorized;
 936,119 shares issued and
 outstanding                          2,434,325        2,434,325
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (2,370,477)      (2,150,805)

     Total stockholders' equity         295,055          514,727

     Total liabilities and
     stockholders' equity             1,746,676        2,553,955

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________

                         For the Three Months|For the Six Months
                         __Ended  June 30,___|__Ended June 30,___
                         __1996__   __1995___|__1996__   __1995__

Revenues:
 Mtg. origination fees  $ 54,305   $212,223   $ 103,343 $ 261,369
 Application fees         16,495     37,705      21,820    57,030
 Mtg. interest income      5,158      4,229      16,090     4,229

    Total revenues        75,958    254,157     141,253   322,628

Selling, general
and administrative
expenses:
 Salaries & benefits     116,182    257,964     201,234   502,387
 Commissions &
  related expenses        18,148     63,473      27,406    74,976
 Other expenses           76,628    170,558     133,450   272,097

  Total selling,
  general and
  administrative
  expenses               210,958    491,995     362,090   849,460


Income/(loss)
 from operations        (135,000)  (237,838)  (220,837) (526,832)

Other income                 588        514       1,165     2,073

Income before provisions
for St. income taxes    (134,412)  (237,324)  (219,672) (524,759)

Provision for State
 income taxes                 -          -          -         -

Net income/(loss)      $(134,412) $(237,324)  (219,672) (524,759)

Net income/(loss)      $   (0.14) $   (0.26)  $  (0.23) $  (0.57)
 per share

Weighted avg. no.
 of shares of common
 stock outstanding       936,119    916,104     936,119   916,104

   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________
                          For the Three Months|For the Six Months
                           6/30/96    6/30/95 | 6/30/96   6/30/95
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss               $(134,412)$(237,324)$(219,672)$(524,759)
  Adjustments to
   reconcile net loss
   to net cash used in
   operating activities:
   Depreciation
    & amortization             997     3,850     4,456     9,868
CHANGES IN ASSETS
    & liabilities:
 Increase(decrease) in:
  Notes receivable           (589)     1,411    (1,165)    2,106
  Mtg. loans receivable    (97,611) (540,515)  560,815  (540,515)
  Fees & Int. receivable
   prepaid & other assets   10,958   (26,883)    9,232   (40,176)
  Increase(Decrease) in:
   Accounts payable,
    accrued expenses,
    commissions payable
    & deferred income       (3,915)   52,304  (113,101)  130,306
  Warehouse line payable    90,151   524,594  (549,599)  524,594
NET CASH (USED IN)
 PROVIDED BY OPERATING
  ACTIVITIES              (134,421) (222,563) (309,034) (438,576)

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Lot deposits              (4,000)   50,000    62,000    80,000
  Increase in land &
   development costs        (2,994)  (49,347)   (15,623) (49,347)
  Purchase of fixed assets  (1,966)       -      (4,905)  (8,300)
Net Cash (Used In) Provided
By Investing Activities     (8,960)      653     41,472   22,353
CASH FLOWS FROM
   FINANCING ACTIVITIES
 Purchase of common stock       -         -          -        -
 Increase in Mtg. Payable       -     40,500         -    40,500
 Loans payable             133,557   191,908     13,093  191,908
NET CASH (USED IN) PROVIDED
BY FINANCING ACTIVITIES    133,557   232,408     13,093  232,408

NET INCR/(DECR) IN CASH     (9,824)   10,498   (254,469)(183,815)
CASH @ BEGINNING OF PERIOD  29,709    17,926    274,354  212,239
CASH @ END OF PERIOD     $  19,885  $ 28,424     19,885   28,424

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. The consolidated financial statements of the Company include the operations of both wholly-owned subsidiaries, Capital Financial Corp. and American Asset Development Corporation. The Company's operations consist of specialized and mortgage banking services and real estate development. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1995 Annual Report on Form 10-KSB. The results of the three months ended June 30, 1996 are not necessarily indicative of the results of the full year.

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











                              -5-
     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF PLAN OF OPERATION
_________________________________________________________________

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to the Three Months
Ended June 30, 1995.

     Revenues for the three months ended June 30, 1996 and 1995 were $75,958 and $254,157, respectively. The decrease in the 1996 period of $178,199, or 70.1%, was the result of a 74.4% decrease in mortgage origination fees and a 56.3% decrease in application fees, and a 122% increase in mortgage interest income, all of which were generated by Capital Financial Corp., the Company's wholly-owned mortgage banking subsidiary. The decrease in application fee revenue reflects a significant decrease in the number of mortgage applications received. The decrease in mortgage origination fee revenue was due to a relatively small number of closings as a result of the reduction in the Company's sales force. In addition, the reduction in the number of applications the Company received, the number of loans in process began to significantly decrease during the period ended June 30, 1996. These decreases resulted in a significant decrease in loan closings during the period. Loans typically close approximately 90 days from the date of application. The Company is continuing its efforts to attract experienced loan originators with established business relationships with realtors, attorneys and accountants as sources of referrals for mortgage applications in its service area. During the three month period ended June 30, 1996, the Company received 72 mortgage loan applications for processing from borrowers seeking loans aggregating approximately $11,727,750 as compared to 130 applications in an aggregate amount of approximately $24,568,910 in the comparable 1995 period. The Company closed 19 loans aggregating approximately $3,453,275 in the three months ended June 30, 1996 compared to 55 loans closed aggregating approximately $10,684,310 in the comparable 1995 period.

     Total selling, general and administrative expenses ("SG&A") for the three months ended June 30, 1996 decreased $281,037 or 57.1% to $210,958 from $491,995 in the comparable 1995 period. The decreased SG&A in the 1996 quarter was primarily due to decreased employee compensation costs, other expenses and by lower commission expenses. As a percentage of revenues, SG&A was 278% in the current period compared to 194% in the 1995 period.

     As a result of the foregoing, the Company's net loss for the three months ended June 30,, 1996 was $134,412 or $0.14 per share, compared to a net loss of $237,324 or $0.26 per share for the comparable 1995 period. The decreased loss in the 1996 period vs. the comparable 1995 period is attributable to decreased revenues and decreased expenses as discussed above, including the expense saved resulting from the elimination of certain sales and administrative personnel and the closing of two branch offices in September 1995.

Six Months Ended June 30, 1996 Compared to the Six Months Ended
June 30, 1995

     Revenues for the six months ended June 30, 1996 were $141,253 compared to $322,628 for the comparable 1995 period.
The $181,375 decrease, or 56.2%, was the result of a 60.5% decrease in mortgage origination fees, a 61.7% decrease in application fees and a 380% increase in mortgage interest income. The decrease in mortgage origination fees and application fees was the result of the Company's decision to substantially replace its sales force during the six month period. The increase in mortgage interest income was a result of the Company utilizing it's warehouse credit line to provide borrowers with construction to permanent mortgage loans, at interest rates higher than those charged to the Company by its warehouse credit line lender. During the six months ended June 30, 1996, the Company received 93 mortgage loan applications for processing from borrowers seeking loans aggregating approximately $15,014,950 compared to 202 loan applications aggregating approximately $43,898,275 received in the comparable period in 1995. The Company closed 32 loans aggregating approximately $5,904,775 in the six months ended June 30, 1996, compared to 69 loans closed aggregating approximately $13,132,110 in the comparable 1995 period.

     Total SG&A expenses for the six months ended June 30, 1996 decreased by 57.4% to $362,090 from $849,460 in the comparable 1995 period, primarily as a result of decreased salaries and benefits of 59.9%, decreased commission and related expenses of 63.5% and other expenses of 51%. As a result, SG&A, expressed as a percentage of revenues, decreased to 256% in the 1996 period from 263% in the 1995 period. The Company is actively seeking additional experienced loan officers to complement its present sales, management and support staff.

     As a result of the foregoing, the Company's net loss for the six months ended June 30, 1996 was $219,672 or $0.23 per share, compared to a net loss of $524,759, or $0.57 per share for the comparable 1995 period. The decreased loss in the 1996 period is attributable to expenses decreasing at a greater rate than revenues, partially attributable to the closing of the two branch offices, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had cash and cash equivalents of $19,885 compared to $274,354 at December 31, 1995 a decrease of $254,469, or 92.7%. The decrease was primarily attributable to cash used in operating activities. Cash used in operating activities was the net result of the net loss for the six month period ended June 30, 1996, decreases in mortgage loans receivable, decreases in accounts payable and accrued expenses, commissions payable, warehouse loan payable, increases in loans payable to others, decreases in fees and interest receivable, loans payable to officers/affiliates and deferred income, which were partially offset by cash provided by depreciation and amortization, increases in notes receivable and prepaid and other current assets. Cash used in investing activities included increased land and development costs and purchase of office equipment.

     As a result of decreases in revenues and costs associated with the Company implementing its operational plans, the Company continues to be adversely affected by a lack of working capital. The Company continues to be dependent on short term borrowings in addition to revenues generated by its mortgage banking operations. The Company will continue to incur losses until such time, if ever, that future revenues are sufficient to offset operating costs.

    The increase in mortgage applications and closings during the period ending June 30, 1996 vs. the period ending March 31, 1996 are having a positive effect on the Company's cash flow.
However, there can be no assurance that the number of future closings will be sufficient to offset expenses. Loans in process have increased from 22 loans with an aggregate principal amount of approximately $4,567,547 as of December 31, 1995 to 69 loans aggregating approximately $10,837,897 as of June 30, 1996.

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

     In May, 1995, the Company received a $5,000,000 warehouse line of credit from a mortgage warehouse lender which enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated, or warehoused, and then sold.

     In January 1996, the Company entered into a contract to sell to a real estate development corporation, 5 building lots which range in size from 3 to 5 1/2 acres for a total purchase price of $487,500. The Company received a $250,000 non-refundable deposit which entitles the purchaser to receive deeds to two building lots and the deed to a third lot once the balance of $42,500 is paid to the Company, when the Company is legally able to transfer title to the lots.

     The Company continues to seek capital through, among other means, an infusion of additional noncollateralized loans, the sale of additional equity in the Company or its subsidiaries and issuance of debt. There can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company.

     In the event the Company's plans change, its assumptions change or prove to be inaccurate due to unanticipated expenses, delays, problems or otherwise, or if the Company is unsuccessful in raising additional working capital or generating sufficient cash flow through operations, the Company could be required to curtail its operations as presently conducted.

                     PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  None

Changes in Registrant's Certifying Accountants

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