Form 10QSB
period 1996-09-30
AMERICAN ASSET MANAGEMENT CORP
filed 1997-08-21
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  September 30, 1996

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

                                       Sept 30,      December 31,
                                      ___1996___     ____1995____
_____________ASSETS________________
Cash & cash equivalents              $    8,700       $  274,354
Mortgage loans receivable               266,193          658,426
Notes receivable                         36,025           34,254
Prepaid and other current assets         62,818           55,926

     Total current assets               373,736        1,022,960

Land and development costs            1,512,116        1,490,386
Furniture & equipment, at cost,
  less accumulated depreciation          27,763           23,384
Other assets                              2,407           17,225

     Total assets                     1,916,022        2,553,955


__LIABILITIES AND STOCKHOLDERS' EQUITY__
Current liabilities:
 Accounts payable & accrued expenses $  265,776       $  375,733
 Liability for land development         160,417          160,417
 Loans payable                          374,376          277,080
 Lot deposits                           431,000          358,000
 Warehouse loans payable                255,362          639,750
 Mortgages payable                      228,248          228,248

    Total current liabilities         1,715,179        2,039,228

Stockholders' equity:
 Common stock, no par value;
 10,000,000 shares authorized;
 936,119 shares issued and
 outstanding                          2,434,325        2,434,325
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (2,464,689)      (2,150,805)

     Total stockholders' equity         200,843          514,727

     Total liabilities and
     stockholders' equity             1,916,022        2,553,955

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________

                         For the Three Months|For the Nine Months
                         __Ended  Sept 30,___|__Ended Sept 30,___
                         __1996__   __1995___|__1996__   __1995__

Revenues:
 Mtg. origination fees  $139,539   $457,738    $242,882  $719,108
 Application fees         18,705     34,230      40,525    91,260
 Mtg. interest income      7,839     42,405      23,929    46,634

    Total revenues       166,083    534,373     307,336   857,001

Selling, general
and administrative
expenses:
 Salaries & benefits     144,312    210,579     345,546   712,966
 Commissions &
  related expenses        31,985    128,003      59,391   202,979
 Other expenses           84,604    230,424     218,054   502,521

  Total selling,
  general and
  administrative
  expenses               260,901    569,006     622,991 1,418,466


Income/(loss)
 from operations         (94,818)  ( 34,633)  (315,655) (561,465)

Other income                 606      1,200       1,771     3,273

Income before provisions
for St. income taxes     (94,212)  ( 33,433)  (313,884) (558,192)

Provision for State
 income taxes                 -          -          -         -

Net income/(loss)       $(94,212) $( 33,433)  (313,884) (558,192)

Net income/(loss)       $  (0.10) $   (0.04)  $  (0.34) $  (0.61)
  per share
Weighted avg. no.
 of shares of common
 stock outstanding       936,119    916,104     936,119   916,104


   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________
                         For the Three Months|For the Nine Months
                          9/30/96    9/30/95 | 9/30/96   9/30/95
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss              $( 94,212)$( 33,433)$(313,884)$ (558,192)
  Adjustments to
   reconcile net loss
   to net cash used in
   operating activities:
   Depreciation
    & amortization          1,263     6,001     5,719     18,002
CHANGES IN ASSETS
    & liabilities:
 Increase(Decrease) in:
  Notes receivable           (606)    (1,760)  (1,771)       347
  Mtg. loans receivable  (168,582)(1,572,132)(392,233)(1,930,613)
  Fees & Int. receivable,
   prepaid & other assets  (1,306)   (35,317)   7,926    (61,556)
  Increase(Decrease) in:
   Accounts payable,
    accrued expenses,
    commissions payable,
    & deferred income       3,144     59,215 (109,957)   177,427
  Warehouse line payable  165,211  1,543,977 (384,388) 2,068,571
NET CASH (USED IN)
 PROVIDED BY OPERATING
  ACTIVITIES              (95,088)  (33,449) (404,122) (286,013)

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Lot deposits             11,000     1,000    73,000    81,000
  Increase in land &
   development costs       (6,107) (135,194)  (21,730) (184,541)
  Purchase of fixed assets (5,193)   25,032   (10,098)   25,032
Net Cash (Used In) Provided
By Investing Activities      (300) (109,162)   41,172   (78,509)
CASH FLOWS FROM
   FINANCING ACTIVITIES
 Purchase of common stock      -         -         -         -
 Increase in Mtg. Payable      -    214,253        -    254,753
 Loans payable             84,203   (12,595)   97,296   179,314
NET CASH (USED IN) PROVIDED
BY FINANCING ACTIVITIES    84,203   201,658    97,296   434,067

NET INCR/(DECR) IN CASH   (11,185)   59,047  (265,654)   69,545
CASH @ BEGINNING OF PERIOD 19,885    28,424   274,354    17,926
CASH @ END OF PERIOD     $  8,700  $ 87,471     8,700    87,471

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. The consolidated financial statements of the Company include the operations of both wholly-owned subsidiaries, Capital Financial Corp. and American Asset Development Corporation. The Company's operations consist of specialized and mortgage banking services and real estate development. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1995 Annual Report on Form 10-KSB. The results of the three months ended September 30, 1996 are not necessarily indicative of the results of the full year.

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

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF PLAN OF OPERATION
_________________________________________________________________

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to the Three
Months Ended September 30, 1995.

     Revenues for the three months ended September 30, 1996 and 1995 were $166,083 and $534,373, respectively. The decrease in the 1996 period of $368,290, or 68.9%, was the result of a 69.5% decrease in mortgage origination fees, a 45.5% decrease in application fees, and an 81.5% decrease in mortgage interest income, all of which were generated by Capital Financial Corp., the Company's wholly-owned mortgage banking subsidiary. The decrease in application fee revenue reflects a decrease in the number of mortgage applications received. The decrease in mortgage origination fee revenue was due to a decrease in the number of closings during the three month period ended September 30, 1996 vs. the comparable period in 1995. The Company is continuing its efforts to attract experienced loan originators with established business relationships as sources of referral for mortgage applications. During the three month period ended September 30, 1996, the Company received 85 mortgage loan applications for processing from borrowers seeking loans aggregating approximately $13,468,000 as compared to 111 applications in an aggregate amount of approximately $20,810,000 in the comparable 1995 period. Of the 85 applications originated during the three months ended September 30, 1996, 39 loans or 46% of the total, were refinance applications and 46 loan applications or 54% were purchase loans, compared to 111 loans in the comparable 1995 period of which 40 or 36% of the total were refinances and 71 or 64% of the total were purchase loans. The Company closed 44 loans aggregating approximately $7,412,300 in the three months ended September 30, 1996 compared to 115 loans closed aggregating approximately $20,946,000 in the comparable 1995 period.

     Total selling, general and administrative expenses ("SG&A") for the three months ended September 30, 1996, decreased $308,105 or approximately 54.2% to $260,901 from $569,006 in the comparable 1995 period. The decreased SG&A in the 1996 quarter was primarily due to decreased employee compensation costs and decreased sales commissions and related expenses. As a percentage of revenues, SG&A was 157% in the quarter ended September 30, 1996 compared to 124% in the comparable 1995 period.

     As a result of the foregoing, the Company's net loss for the three months ended September 30, 1996 was $31,029 or $0.033 per share, compared to a net loss of $33,433 or $0.04 per share for the comparable 1995 period.


Nine Months Ended September 30, 1996 Compared to the Nine Months
Ended September 30, 1995

     Revenues for the nine months ended September 30, 1996 were $307,336 compared to $857,002 for the comparable 1995 period.
The $549,666 decrease, or 64.1%, was the result of a 66.2% decrease in mortgage origination fees, a 55.6% decrease in application fees and a 48.7% decrease in mortgage interest income. The decrease in mortgage origination fees and application fees was the result of the Company's reduction in and decision to substantially replace its sales force during the first and second quarter of 1996. The decrease in mortgage interest income was a result of smaller balances of mortgage loans outstanding. During the nine months ended September 30, 1996, the Company received 178 mortgage loan applications for processing from borrowers seeking loans aggregating approximately $28,483,660 compared to 313 loan applications aggregating approximately $64,708,500 received in the comparable period in 1995. The Company closed 76 loans aggregating approximately $13,317,075 in the nine months ended September 30, 1996, compared to 184 loans closed aggregating approximately $34,078,752 in the comparable 1995 period.

     Total SG&A expenses for the nine months ended September 30, 1996 decreased by 56.1% to $622,991 from $1,418,466 in the comparable 1995 period, as a result of decreased employee compensation, recruitment incentives and benefit costs. SG&A expressed as a percentage of revenues, increased to 202.7% from 165.6% in the comparable 1995 period.

     As a result of the foregoing, the Company's net loss for the nine months ended September 30, 1996 was $313,884 or $0.34 per share, compared to a net loss of $558,191, or $0.61 per share for the comparable 1995 period. The decreased loss in the 1996 period is attributable to expenses decreasing at a greater rate than the decrease in revenues as discussed above. The Company is actively seeking experienced loan officers to complement its present sales, management and support staff.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996 the Company had cash and cash equivalents of $8,700 compared to $274,354 at December 31, 1995, a decrease of $265,654. The decrease was primarily attributable to cash used in operating activities. Cash used in operating activities was the net result of the net loss for the nine month period ended September 30, 1996, decreases in mortgage loans receivable, decrease in accounts payable and accrued expenses, commissions payable, decrease in fees and interest receivable, decrease in warehouse loan payable, increases in notes receivable, loans payable to officers/affiliates and deferred income, which were partially offset by cash provided by depreciation and amortization, cash provided by financing, increases in lot deposits and prepaid and other current assets. Cash used in investing activities included increased land and development costs and purchase of office furniture and equipment.

     Loans in process have increased from 22 loans with an aggregate principal amount of approximately $4,567,547 as of December 31, 1995 to 79 loans aggregating approximately
$13,033,517 as of September 30, 1996.

     As a result of decreases in revenues the Company continues to be adversely affected by a lack of working capital. The
Company continues to be dependent on short term borrowings, including borrowings from officers and directors of the Company, in addition to revenues generated by its mortgage banking operations. The Company will continue to incur losses until such time, if ever, that future revenues are sufficient to offset operating costs.

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

     At November 13, 1996, the Company utilized $228,248 of the
$250,000 site improvement loan. At October 31, 1996 the interest rate on the loan was 10.5%.

     The Construction line of credit may be used to construct a model home on the development and up to two residences upon receipt of contracts of sale. Construction financing cannot exceed $150,000 for each residence and no more than three construction loans can be outstanding at any one time under the revolving line of credit. As of November 13, 1996 the company had not utilized the construction line of credit and has no intentions of doing so in the future.

    In October 1996, the Company received approval of and accepted a commitment issued by a commercial bank for a construction mortgage financing line of credit in the amount of $550,000. The loan commitment provides a letter of credit in the amount of $111,583 which the Company plans on assigning and depositing in escrow with municipal authorities to guarantee the township adequate funds to complete the balance of required site improvements if the Company, as developer, fails to complete the improvements. The mortgage loan further provides $430,417 which shall be used for refinancing the current mortgage loan on the property, funds to complete the balance of required site improvements and provides an interest reserve. The loan is due one year from the closing date, except for the letter of credit which may be extended, at the option of the Company, for an additional one year period. The mortgage loan is further secured by the personal guarantees of the Company's President and Executive Vice President.

    The Company plans on completing the balance of the required improvements to the property during the first and second quarter of 1997 and is aggressively seeking to sell some, if not all of the remaining unsold lots to pay off debt and restore working capital to the Company. There can be no assurance the Company will be successful in this endeavor.

     In May 1995, the Company obtained a $5,000,000 warehouse line of credit from a mortgage warehouse lender which enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated, or warehoused, and then sold.

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


                     PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 Financial Data Schedule (For SEC use only)
     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.




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