Form 10KSB
period 1996-12-31
AMERICAN ASSET MANAGEMENT CORP
filed 1997-11-07
CIK 852015

[DESCRIPTION]    COVER
      U. S. Securities and Exchange Commission
                  Washington, D.C.  20549
                         FORM 10 KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996
                                -OR-
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from  ____________  to _____________

              Commission File Number:  0-19154

             AMERICAN ASSET MANAGEMENT CORPORATION
         (Name of small business issuer in its charter)

        NEW JERSEY                            22 2902677
(State or other jurisdiction of)(IRS Employer Identification No.)
incorporation or organization)

150 MORRISTOWN ROAD, BERNARDSVILLE, NEW JERSEY         07924
   (Address of principal executive offices)         (Zip  Code)

Issuer's telephone number, including area code:   (908)  766-1701

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

For the year ended December 31, 1996, the issuer's revenues were $602,916.

As of September 30, 1997 the aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $1,265,874.

As of September 30, 1997 the issuer has 936,119 shares of its no par value common stock issued and outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format: Yes ___  No _X_

[DESCRIPTION]    10KSB REPORT


                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

     At a Special Meeting of Shareholders of the Company on February 13, 1995, the shareholders approved amendments to the Company's certificate of incorporation to effect a one-for-five reverse stock split of its outstanding Common Stock and to provide for an authorized capital of 10,000,000 shares of Common Stock, no par value, and 2,000,000 shares of Preferred Stock, no par value. As of December 1, 1996, no preferred shares have been issued. Unless otherwise indicated, all share and per share amounts in this report have been restated to retroactively reflect the reverse split which was effected on February 21, 1995.

HISTORY OF THE COMPANY

     The Company was incorporated on July 1, 1988 to engage in real estate financing and investing. In October 1988, the Company became a limited partner of Murray Hill Estates at Franklin, L.P. ("Murray Hill"), a New Jersey limited partnership established for the purpose of acquiring a property ("Property") located in Hunterdon County, New Jersey. In January 1990, the Company was elected successor general partner of Murray Hill for the purpose of obtaining subdivision approvals necessary to develop the property owned by Murray Hill. In February 1992, Murray Hill received preliminary approval for the subdivision of the Property. SEE BUSINESS - AMERICAN ASSET DEVELOPMENT CORPORATION.

     In July 1992, the Company formed Development which acquired substantially all of the assets of Murray Hill in exchange for an aggregate of 29,600 shares of Common Stock of the Company and the assumption of all of the liabilities of Murray Hill.

     In July 1989, the Company formed American Asset Mortgage
Corporation ("Mortgage") to provide mortgage banking services in New Jersey.

     In July 1991, the Company acquired all of the outstanding stock of Capital Financial Corp., a New Jersey licensed mortgage banking company. In June 1992, Capital Financial Corp. was merged with and into Mortgage and the name of the surviving subsidiary was changed to Capital Financial Corp.

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

     The Company generally sells its loans on a loan-by-loan basis to mortgage investors, primarily savings banks. The Company estimates that generally 85% of its loan applications close within 90 days from the date of application. During 1996, the Company sold 52, 21, 20 and 17 of its 143 loans (35.4%, 14.3%, 13.6% and 11.6%), to four investors, which included two savings banks and two mortgage bankers. The Company believes that there are numerous other investors to which the Company could readily sell its loans if, for any reason, it was unable to sell its loans to the above investors. As of September 30, 1997, the Company had agreements with approximately 25 investors, to which the Company may sell its loans or refer applications to.

     In May 1995, the Company obtained a $5,000,000 warehouse line of credit from a mortgage warehouse lender which provides the Company with a facility to borrow funds secured by originated residential mortgage loans which will be temporarily warehoused and then sold. The warehouse line of credit is secured by the personal guarantees of the Company's President and Executive Vice President. The Company will borrow only against takeout commitments issued by qualified investors who have pre-approved the loans and committed to purchase the closed loan from the
Company.   By using the warehouse funds instead of table funding,
the Company has generally been able to receive more favorable pricing from its investors which the Company believes has made it more competitive in the market place. The warehouse line has also allowed the Company to sell loans to investors which do not table fund and only purchase closed loans from correspondents.
As of September 30, 1997, the interest rate charged to the Company on borrowed warehouse funds outstanding is variable at 2% over the prime lending rate as quoted by the Wall Street Journal.

     As a result of continued higher mortgage interest rates during 1996, the mortgage refinancing market which reached a three year peak in December 1994, continued to be absent during 1996. Since Capital had historically obtained a large majority of its loan originations from mortgage refinancings, the increased level of mortgage rates severely impacted Capital's ability to generate new loan applications, which had a material adverse effect on the Company's revenues.

     From January 1995 to July 1997, the Company took certain actions in an effort to reduce its dependence on mortgage refinancings including opening additional offices and hiring experienced sales personnel, however, the results of these efforts did not meet managements expectations and the offices were subsequently closed.

     In March 1996, the Company hired a Senior Vice
President/Sales Manager with 11 years of mortgage banking experience to expand its commissioned sales personnel and to assist management in expanding the Company's relationships with additional sources of mortgage loan applications.

     In October 1996, the Company entered into an agreement to offer its mortgage products on an electronic network system ("Network") of thirty one mortgage bankers which originate applications through a real estate broker branch office system located throughout New Jersey. The applications are forwarded to Capital for processing and closing. The Company has agreed to compensate the Network of originators with a commission based on closed loans originated by the Network. The Company believes it is one of approximately twelve lenders which offer mortgage products through this system. In February 1997, the Network was acquired by another network which operated in a similar manner to the original Network. In July 1997, the Company became a lender on this new network. Both Networks operated in a similar manner but continued as separate entities until July 1997 at which time a majority of the mortgage bankers from the acquired Network were terminated. Since July, the Company continues to receive business from Network personnel as well as from the former mortgage Network personnel. In August 1997, the Company entered into an agreement with a new network which was formed as an independent unit by former Network mortgage banking originators. In addition, during July 1997, the Company employed, as originators, two mortgage bankers that were formerly originators with the original Network. There can be no assurance the Company will be successful in these relationships as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company. As of September 1, 1997, the Company has 35 mortgage loans in process from the combined Networks aggregating approximately $7.1 million out of a total of 128 mortgage loans aggregating approximately $27.25 million which are currently being processed by the Company.

BUSINESS - AMERICAN ASSET DEVELOPMENT CORPORATION

     In May 1992, Development was incorporated as a New Jersey corporation to acquire Murray Hill, obtain final subdivision approval, complete physical improvements to the Property and sell the subdivided lots. The principal asset acquired by Development from Murray Hill in July 1992, was approximately 40 acres of undeveloped land located in Franklin Township, Hunterdon County, New Jersey. In connection with the acquisition of Murray Hill, Development assumed an existing liability of a loan payable to Development's parent company which was secured by a first mortgage on the Property in the principal amount of $667,575 as of June 1, 1992. Subsequent to the acquisition, the Company transferred the mortgage receivable in the amount of $675,326 to Capital. Development continued to seek final subdivision approval from authorities, which was received in October 1993, subject to completing certain improvements or by posting performance bonds or a letter of credit in lieu thereof.

     In August 1994, the Company received a commitment from a commercial bank for two lines of credit aggregating $700,000, consisting of a $250,000 site improvement loan and a $450,000 revolving line of credit to finance construction of up to three residences in the subdivision. The site improvement loan which closed in November 1994, is secured by a first mortgage on the development and is also secured by the personal guarantees of the Company's President and Executive Vice President. The Company has not utilized the construction line of credit. The interest rate on the site improvement loan is the bank's prime interest rate plus 1% and is payable monthly. The loan matured on November 30, 1996 and the Company refinanced the loan through a different commercial lending institution in December 1996.

     In February 1995, the Company entered into a revised contract of sale for a lot included in the Property containing an uninhabitable farmhouse and a fieldstone barn for $148,000, of which payments of $10,000 were received. At closing, the Company received an additional $5,000 and agreed to provide the purchaser a one-year interest only first mortgage in the principal amount of $133,000 bearing interest at 9 1/2%. The Company transferred title to the purchaser in April 1997. In May 1997, the Company sold the mortgage, without recourse, to a non-affiliate of the Company for $110,000.

     In March 1995, the Company entered into a contract to sell one three (3) acre building lot for $125,000, for which a down payment of $25,000 was received. Under the terms of the contract, the Company agreed to finance $100,000 of the purchase price for six months, without interest, to be secured by a first mortgage and personal note on the lot securing the buyers obligation to the Company. The Company anticipates transferring title to the purchaser of this lot during the second quarter of 1998 upon completion and sale of a single family home which the purchaser under contract is expected to commence construction of during the fourth quarter of 1997.

     In May 1995, the Company agreed to sell an additional five and one half (5 1/2) acre building lot to the same individual it contracted to sell a lot to during March 1995, for the sum of $100,000. The Company received a nonrefundable deposit of $50,000. In December 1995, the Company received a letter from the individual requesting to void the recent contract for the 5 1/2 acre lot and to apply the $50,000 deposit to the March 1995 contract for the 3 acre lot resulting in a total deposit on the 3 acre lot of $75,000 with a balance due the Company of $50,000 at closing of title. During January 1996, the Company consented to the request.

       On August 4, 1995, the Company closed on a $100,000 line of credit secured by a second mortgage on the Property. The line of credit was also secured by the personal guarantee of the Company's President. The term of the loan was for six months at 10% interest. In addition, the Company issued to the lenders an aggregate of 20,000 shares of Common Stock, with registration rights, as an inducement to secure the credit line which the Company used as additional working capital. The loan was repaid in full in January 1996.

     In January 1996, the Company entered into a contract to sell to a real estate development corporation, 5 building lots which range in size from 3 to 5 1/2 acres for a total purchase price of $487,500. The Company received a total of $340,000 nonrefundable deposits and in December 1996 the contract was cancelled and the related deposit was converted to shares of Series A Cumulative Convertible Preferred Stock of the Company. See Item 5 - Market for Common Equity and Related Stockholder Matters.

     In August 1996, the Company entered into a contract to sell one 3 acre building lot for $110,000 of which a down payment of $11,000 was received. The contract was amended in September 1996 to provide for cancellation and the return of the buyers deposit in the event the Company is unable to transfer title on a fully approved single family building lot. In addition, during September 1996 the Company, through Capital, agreed to provide the buyer of this lot with a Construction/Permanent mortgage loan to construct a single family residence. The Company closed title to this lot during February 1997 and construction commenced utilizing the services of an affiliate of the Company to act as General Contractor. The affiliate company is majority owned by a director of the Company. The construction of the house was completed in July 1997.

     In October 1996, the Company received approval of and accepted a commitment issued by a commercial bank for a construction mortgage financing line of credit in the amount of $550,000. In December 1996, the Company closed on the construction mortgage financing line of credit in the amount of $550,000. The loan provides a letter of credit in the amount of $111,583 which the Company assigned and deposited in escrow with municipal authorities during January 1997 to guarantee the township adequate funds to complete the balance of required site improvements on the Property if the Company fails to complete the required improvements. The mortgage loan further provided $430,417 which was used to refinance the mortgage loan which was on the property, funds to complete the balance of required site improvements and provides an interest reserve. The loan is due one year from the closing date, except for the letter of credit which may be extended for an additional one year period. The mortgage loan is further secured by the personal guarantees of the Company's President and Executive Vice President.

     In January 1997, the Company filed its maps with county authorities on the subdivision located in Hunterdon County, New
Jersey.

     In February, March and June 1997, the Company transferred title to and received payment in full on 3 unimproved building lots to 3 non-affiliates of the Company in the amount of $97,500, $110,000 and $110,000 respectively. Proceeds from these sales were used to pay down mortgage debt owed to a commercial bank and the balance provided working capital to the Company. On the first two of three lots sold, the Company arranged construction financing through Capital and construction management through an affiliate of the Company. The home was completed during July of 1997.

     As of September 30, 1997 the Company owns 7 unimproved building lots within the subdivision of the Property and has one contract of sale pending in the amount of $125,000 of which it has received total deposits of $75,000.

     As of September 30, 1997 the Company is indebted to the commercial bank for the mortgage loan on its subdivision in the amount of approximately $157,000.

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

GOVERNMENT REGULATION AND ENVIRONMENTAL LAWS

     The Company's mortgage origination activities are subject to a variety of regulations, including but not limited to, the Equal Credit Opportunity Act, Federal Truth-In-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain basic information to applicants concerning credit terms and settlement costs. Additionally, pursuant to the regulations adopted by the State of New Jersey, the State has the right to conduct financial and regulatory audits of loans under its jurisdiction and to determine compliance with state disclosure requirements and usury laws. If the Company decides to expand its operations into other states, it is anticipated that it will have to obtain the necessary permits and/or licenses before it can commence operations in such states. There can be no assurance that the Company will be able to obtain such permits and/or licenses in any additional state which the Company may plan to operate.

       With respect to its real estate development activities, the Company is responsible for Development's compliance with Federal, State and local regulations concerning protection of the environment, including but not limited to, the New Jersey Fresh Water and Wetlands Act, soil erosion, sedimentation and storm water management controls, various stream encroachment regulations and local health department and zoning regulations. The Company believes it has complied with all necessary material regulations pertaining to its material real estate development activities.

     Amendments to existing regulations and statutes, changes in regulatory policies, adoption of new statutes and regulations applicable to the Company and the Company's need to comply with additional regulations should the Company expand into other jurisdictions could materially adversely affect the Company's business in the future.

EMPLOYEES

     As of September 30, 1997, the Company has twenty employees, of which three were executives, seven were employed in the processing of mortgage loans and other clerical positions and ten were loan officers. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices occupy approximately 700 square feet of a total area of approximately 2,800 square feet of office space it shares with Capital that is located in Bernardsville, New Jersey. The 2,800 sq. ft. office is leased from an unaffiliated third party pursuant to a lease which expires in March 1999 and provides for a monthly rental of approximately $4,317. Management believes that there is ample alternative office space in the area for comparable rent should the Company be required to relocate its office at the expiration of the lease term.

     As described in ITEM 1, "Business - American Asset Development Corporation", as of December 31, 1996 the Company owns approximately 40 acres of land in Franklin Township, Hunterdon County, New Jersey, for which the Company in October 1993, received final approval to subdivide into 11 lots including a lot with an existing uninhabitable farmhouse and a fieldstone barn.

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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year ended
December 31, 1996.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In December 1996, the Company extended the expiration date of the Company's Class B and Class C Common Stock Purchase
Warrants from January 29, 1997 until January 29, 1998.

     In December 1996, the Company received stock subscriptions to convert $565,000 of debt into 56,500 shares of 5% Non-voting Series A Cumulative Convertible Preferred Stock. Of this amount $340,000 represented the conversion into equity of a deposit the Company had previously received on a January 1996 contract for 5 building lots that was later cancelled. Each preferred share accrues $.50 in annual dividends, payable semi-annually commencing July 1, 1997. Each share of Preferred Stock is convertible into either two shares of the Company's common stock or twenty shares of common stock of the Company's wholly owned subsidiary, Capital. Initial conversion prices are $10.00 per preferred share for two (2) shares of the Company's common stock or $10.00 per preferred share for twenty (20) shares of common stock in Capital. Conversion prices are subject to adjustment under certain conditions. The Company has the right to require conversion of the preferred stock into the Company's common stock if the sales price of the Company's common stock has been a least $6.50 per share for all ten trading days ending on the third day prior to the day on which the Company gives notice of mandatory conversion. The Company also has the right to redeem the preferred shares with 10 days notice at $5.15 per share plus all accrued and unpaid dividends.

     In May 1997, the Company received a stock subscription for 10,000 shares of 5% Non-voting Series A Cumulative Convertible Preferred Stock from an additional accredited investor under the same terms and conditions as the December 1996 subscriptions. At the time of subscription the investor tendered to the Company a check for payment in full for 5,000 shares and subsequently remitted a check representing full payment for the balance of 5,000 shares during August 1997.

MARKET INFORMATION

     The Company's Common Stock is traded in the over-the-counter market and was quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") SmallCap Market under the symbol "AAMC" from April 22, 1991 to December 7, 1994. Since December 8, 1994, the Company's Common Stock has been quoted on the OTC Bulletin Board.

     The following table sets forth, for the periods indicated, the range of the high and low bid prices for the Company's Common Stock as reported by the OTC Bulletin Board. OTC Bulletin Board prices reflect inter-dealer quotations, which do not reflect mark-ups, mark-downs or commissions and may not represent actual transactions.

                     1996 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock   1.00  0.96875  1.00   1.00      1.50   1.00   1.375  1.00

                     1995 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock  2.25   1.50     1.50   1.00      1.625  1.00   1.25   0.75

HOLDERS

     The number of record holders of the Company's Common Stock was approximately 125 as of September 30, 1997. The Company believes that, in addition, there are in excess of 300 beneficial owners of its Common Stock whose shares are held in "street name".


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1995

     Revenues for the year ended December 31, 1996 were $602,916 compared to $1,001,865 for the year ended December 31, 1995, a decrease of $398,949 or 39.9%. The decrease was attributable to a decrease in origination fees of $377,711 a decrease in application fees of $11,045 and a decrease in mortgage interest income of $10,193, primarily of Capital. The decrease in revenues is primarily attributable to lower than expected amount of mortgage closings during the year while the Company was establishing outside sources of mortgage loan applications and rebuilding its sales force of mortgage loan originators. As a result, Capital closed 143 residential mortgage loans in the principal amount of approximately $22,882,447 in 1996 compared to 224 loans in the principal amount of approximately $41,262,902 in the prior year, a decrease in number of 36.2% and a decrease in amount of $18,380,455 or approximately 44.5%. At December 31, 1996, the Company had approximately 138 mortgage loan applications in process in the amount of approximately $21,838,318 compared to approximately 22 mortgage loan applications in the approximate amount of $4,567,000 at December 31, 1995, increases of 627% and 478%
respectively.

     Total selling, general and administrative expenses ("SG&A")for the year ended December 31, 1996 were $1,052,831, a decrease of $781,241 or 42.6% from the $1,834,072 incurred in the prior year. The decrease in SG&A was the result of decreased salaries and benefits of $312,809 or 39.3%, decreases in employee commission costs of $94,066 or 39.3% decreases in other expenses of $250,366 or approximately 38.1% and a decrease in the special charge of $124,000 or 87.9%. Expressed as a percentage of revenues, SG&A decreased to 174% in 1996 from 183% in 1995, reflecting expenses decreasing at about the same rate as the decrease in revenues.

     As a result of the foregoing, the Company incurred a net loss of $447,486 ($0.48 per share) for the year ended December 31, 1996 compared to a net loss of $822,663 ($0.90 per share) in the prior year, a decrease of $375,177 or 45.6%. Other income was $2,429 in 1996 compared to $9,544 in 1995.

     The Company recorded a special charge of $17,000 and $141,000 in December 1996 and 1995, respectively, for a provision to adjust the carrying value of land and development costs to estimated net realizable value. The provision was based on a review of the sales price per sales contracts and the costs of land and development incurred and anticipated for improvements. As the total anticipated costs exceeded the anticipated sales price, an allowance was provided to reduce the carrying amount to the estimated net realizable value.

     No provision for state income taxes was made in 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital resources during the year ended December 31, 1996, have primarily been derived from revenues generated by its mortgage banking operations and to a lesser extent, interest received on mortgages outstanding. The Company's cash position continued to deteriorate in 1996 and during 1996 the Company has also been dependent on loans from the Company's President, directors and third parties; proceeds of partial payments received upon execution of contracts for sale of building lots, the deferment of certain executive officers compensation and director fees and proceeds derived from the refinancing of the mortgage on property the Company owns in Hunterdon County, New Jersey in order to obtain and preserve sufficient cash to continue its operations. On December 31, 1996 the Company had a working capital deficit of $913,049 compared to a working capital deficit of $1,016,268 on December 31, 1995.

     Commencing in the second quarter of 1996, the Company took certain actions which are intended to improve operating results. Such actions included, but were not limited to, replacing substantially all of its former loan officers with new originators of mortgage loans and seeking other outside sources of mortgage loans. The Company also recruited and hired loan originators to work from its main office in Bernardsville, New Jersey.

     As a result of the Company's actions described above, loans in process have increased from 22 loans with a principal amount of approximately $4,567,000 as of December 31, 1995, to 138 loans aggregating approximately $21,838,318 at December 31, 1996, increases of 627% and 478%, respectively and as of September 1, 1997, the Company had 128 loans in process with a principal amount of approximately $27,280,000. Since the Company estimates that 85% of its loans in process will close approximately 90 days from date of application, the Company will continue to incur losses until such time, if ever, that future revenues are sufficient to offset operating and any other costs.

     The Company estimates that it will require additional capital in order to successfully implement its existing operational plans. As a result, the Company is seeking additional capital through, among other means, an infusion of noncollateralized loans and the sale of additional equity in the Company. However, there can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company.

     In the event the Company's plans change, its assumptions change or prove to be inaccurate due to unanticipated expenses, delays, problems or otherwise, the Company could be required to seek additional financing beyond the amounts management currently estimates is needed to meet its capital requirements.

       As of December 31, 1996, the Company had cash and cash equivalents of $220,733 compared to $274,354 at December 31, 1995, a decrease of $53,621, or 19.5%. The decrease was primarily attributable to net cash used in operating activities of $399,627, offset by net cash provided by investing activities of $4,605 and net cash provided by financing activities of $341,401. Net cash used in operating activities was the result of the net loss of $447,486 and increase in mortgage loans receivable of $678,449, collection of commission advances of $2,220 and a reserve for bad debts of $7,569, partially offset by cash provided by operating activities which included depreciation and amortization of $19,054, increase in deferred income of $23,349, an allowance for net realizable value of $17,000, decreases in notes receivable of $1,970, prepaid and other assets of $1,320 and decreases in accounts payable and accrued expenses of $22,752 and warehouse loans payable of $670,378. Net cash provided by investing activities consisted of increases in land and development costs of $61,217, purchases of fixed assets for $9,398 and proceeds from lot deposits of $73,000.

     Cash was provided by financing activities through proceeds from loans payable of $140,411 and through proceeds of a mortgage in the amount of $429,238 payable to a bank under a site improvement loan which provides for the Company to borrow up to an aggregate amount of $550,000 of which $228,248 was used for the payment of the original mortgage as discussed in Item I, Business - American Asset Development Corporation.

     At December 31, 1996, the Company had executed contracts of sale amounting to $480,500 for four of eleven lots, which related to the Company's real estate activities. The Company had collected $117,000 as down payments on the related contracts for sale of these lots. In December 1996, a contract for five lots was voided and the related $340,000 of down payments was applied to the purchase price required to convert the debt into shares of preferred stock of the Company.



ITEM 7.  FINANCIAL STATEMENTS

     This information appears in a separate section of this report following Part III.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

None.



                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

                                          POSITION WITH
      NAME                AGE              THE COMPANY
Richard G. Gagliardi      50          Chairman of the Board,
                                      President and Chief
                                      Executive Officer

Lynn K. Gagliardi         40          Executive Vice President,
                                      Secretary and Director

Robert J. DiQuollo        50          Director

Bernard Gitlow            71          Director

Theodore P. Rica, Jr.     35          Director

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

     ROBERT J. DIQUOLLO has been a director of the Company since June 1996. Since August 1988, Mr. DiQuollo has owned and operated the certified public accounting firm of R. J. DiQuollo & Co. From August 1988 to present, he has also been a principal and Vice President of Brinton Eaton Associates, a financial management company. From September of 1989, Mr. DiQuollo was a founder and director of Growth Financial Corp. and its subsidiary Growth Bank until the corporation was sold in January 1996, to Hudson United Bank, a commercial lending institution.

     BERNARD GITLOW has been a director of the Company since June 1993. He has been Executive Vice President of Victor Kramer, Co., Inc. a consulting company in the laundry and linen supply industry since August 1990. Since January 1988, Mr. Gitlow has also served as a consultant to the linen supply, laundry and dry cleaning industry.

     THEODORE P. RICA, JR. has been a director of the Company since August 1995. He has been employed by Pitney Bowes since 1984 as a salesman of office equipment and has also been self employed as a builder of single family homes in New Jersey since September 1985.

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

KEY EMPLOYEE

     ANGELO PENNISI, 38, was employed by Capital from March 1996 through August 1996 as a Vice President and Sales Manager. In August 1996, he was promoted to Senior Vice President of Capital where he currently is in charge of secondary marketing, which includes the selling of mortgages to investors in order to maximize the Company's earnings potential and oversees the pricing of mortgage loans and mortgage product lines. He was Vice President Sales and Marketing for Sterling National Mortgage Co., Inc. from August 1994 to February 1996 and Regional Manager and Vice President for Meridian Mortgage Corporation from July 1987 to August 1994.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the periods presented the compensation paid by the Company and its subsidiaries for services rendered during the fiscal year ended December 31, 1996 to the Company's Chief Executive Officer (the "named executive"). No other executive officer of the Company received an annual salary, bonus or other compensation in excess of $100,000 for the fiscal year ended December 31, 1996.



                         SUMMARY COMPENSATION TABLE

                            ANNUAL COMPENSATION

   Name and Principal                      Other Annual
   Position             Year   Salary      Compensation
Richard G. Gagliardi    1996  $ 90,000      $ 6,900
Chairman of the Board,  1995    90,000(1)     6,900(2)
President and Chief     1994   114,017(3)    10,113(2)
Executive Officer


(1) Includes $48,462 in accrued salary not paid to Mr. Gagliardi as of December 31, 1995.

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

COMPENSATION OF DIRECTORS

     In 1995, the Company did not compensate its directors for their services as directors and has not compensated its directors for their services as directors through October 1996. The Board of Directors, in October 1996, agreed to forego receiving cash compensation and to receive Common Stock of the Company in lieu of cash for attendance at the Company's future Board of Directors and Stockholders meetings. However, in May 1993, the Company's wholly owned subsidiary, Capital began compensating its directors $200 for attending each board meeting except for the Annual Meeting for which they each receive $400. In December 1994, Capital ceased compensating its directors for attending board meeting. Pursuant to the Company's 1992 Stock Option Plan (the "Plan"), directors are eligible to receive non-qualified options, and in addition, directors who are employees of the Company are also eligible to receive incentive options.

STOCK OPTION PLAN

     In July 1992, shareholders of the Company ratified the adoption by the Board of Directors of the Plan. The Plan authorizes the grant of incentive and non-qualified options to purchase up to 100,000 shares of the Company's Common Stock and is administered by the Board of Directors. Only employees of the Company are eligible to receive incentive stock options pursuant to the Plan. As of December 31, 1996, options to purchase 65,000 shares of the Company's Common Stock have been granted pursuant to the Plan including non-qualified options to purchase 20,000 shares of Common Stock at $1.25 per share to Theodore P. Rica, Jr., a director of the Company; 10,000 shares of Common Stock at $1.25 per share and 10,000 shares of Common Stock at $1.50 to Robert J. DiQuollo, a director of the Company and 3,000 shares of Common Stock at $3.75 per share to Bernard Gitlow, a director of the Company. No options were exercised during 1996. As of December 31, 1996, options to purchase 35,000 shares of the Company's Common Stock were available for grant under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information as of September 30, 1997 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) the named executive, (iii) each of the Company's directors and (iv) all directors and executive officers as a group:

                            AMOUNT AND NATURE      PERCENTAGE  OF
NAME AND ADDRESS  OF           BENEFICIAL            OUTSTANDING
BENEFICIAL OWNER (1)         OWNERSHIP  (2)        SHARES  OWNED

Richard G. Gagliardi          500,579 (3)(8)           53.5%
Lynn K. Gagliardi              10,000 (4)(8)            1.1%
Theodore P. Rica, Jr.          20,567 (5)(8)            2.2%
Robert J. DiQuollo             20,000 (6)(9)            2.1%
Bernard Gitlow                  6,426 (7)(10)(11)        *

All directors and executive
officers as a group (five persons)       557,572 (5)(6)(7)(8)(9)
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

(8) Does not include 1,890 shares to be issued in lieu of cash compensation for attendance at directors meetings during 1996 for each of Mr. Gagliardi, Mrs. Gagliardi and Mr. Rica.

(9) Does not include 1,553 shares to be issued in lieu of cash compensation for attendance at directors meetings during 1996 to Mr. DiQuollo.

(10) Does not include 1,730 shares to be issued in lieu of cash compensation for attendance at directors meetings during 1996 to Mr. Gitlow.

(11) Does not include 3,000 shares of Common Stock which may be purchased by Mr. Gitlow upon exercise of immediately exercisable options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1996, an agreement was entered into between the Company and a general contractor, who is a director of the Company, regarding the building of single family residences on lots owned by Development. According to the terms of the agreement, any general contracting contracts Development negotiates with third parties on lots contained in the property, will be done for the benefit of Development by the contractor and for which the contractor will receive a fee of $5,000 per home.

     In August 1996, the Company received a request, from the purchaser under the January 1996 contract for the 5 building lots, to assign one of the 5 lots to a third party. The assignment called for a payment from the new buyer to the original contracted buyer of $2,500 and the balance of $97,500 to the Company for the lot. In September 1996, the Company agreed to the assignment. In October 1996 the Company, through Capital committed to provide a construction/permanent mortgage loan to the new buyer and in November 1996 a building permit was issued to the purchaser under contract to construct a single family residence. An affiliate of the Company acted as site manager for the construction of this house which was completed in July 1997. The affiliate company is majority owned by Theodore P. Rica, Jr., a director of the Company. The Company closed title to this lot during March 1997.

     As of December 31, 1996, the Company had borrowed from various stockholders, including but not limited to Alice E. Gagliardi, Mr. Gagliardi's mother, Bernard Gitlow and Theodore P. Rica, Jr. directors of the Company and Richard G. Gagliardi and Lynn K. Gagliardi officers of the Company, in the aggregate amount of $192,491. The loans bear interest at the rate of 12%. See NOTE 11 of notes to the financial statements.

     In June 1997, the Company received a stock subscription for 2,250 shares of 5% non-voting Series A, Cumulative Convertible Preferred Stock in lieu of accumulated interest due a creditor through the date of subscription on a corporate debt of $75,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENT
                                                        PAGE NO.

Report of Independent Accountants                          F-1
Consolidated Balance Sheet - December 31, 1996             F-2
Consolidated Statements of Operations -
 for the years ended December 31, 1996 and 1995            F-3
Consolidated Statements of Changes In Stockholders'
 Equity - for the years ended December 31, 1996 and 1995   F-4
Consolidated Statements of Cash Flows - for the years
 ended December 31, 1996 and 1995                          F-5
Notes to Consolidated Financial Statements             F-6 - F-12

<AUDIT-REPORT>      INDEPENDENT AUDITORS' REPORT

To the Stockholders of
AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES as of December 31, 1996 and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, the Company is involved in litigation relating to the Company's 1989 private offering of common stock. The outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.


Paramus, New Jersey                  /s/RD Hunter & Company LLP
April 30, 1997                       Certified Public Accountants

  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES  Exh. A
                     Consolidated Balance Sheet
                         December 31, 1996

     ASSETS

Current Assets:
  Cash and cash equivalents                        $  220,733
  Notes receivable                                     28,655
  Mortgage loans receivable                         1,336,875
  Prepaid and other current assets                     60,294
               Total current assets                $1,646,557

Land and development costs                          1,534,603

Furniture and equipment, at cost, less
  accumulated depreciation                             14,933

OTHER ASSETS:
  Intangible assets                                     1,204
  Commission advances                                   9,550
               Total other assets                      10,754

           TOTAL:                                  $3,206,847

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $  379,014
  Deferred income                                      23,349
  Liability for land development costs                134,386
  Loans payable                                       192,491
  Lot deposits                                         91,000
  Warehouse loans payable                           1,310,128
  Mortgage payable                                    429,238
               Total current liabilities            2,559,606

STOCKHOLDERS' EQUITY
  Preferred stock subscribed, no par value;
   56,500 shares - 5% Non-voting
   Series A Cumulative Convertible                    565,000
  Common stock, no par value; 10,000,000
   shares authorized; 916,119 shares issued
   and outstanding                                  2,449,325
  Additional paid-in capital                          231,207
  Accumulated deficit                              (2,598,291)
               Total stockholders' equity             647,241

           TOTAL:                                  $3,206,847

(The accompanying notes are an integral part of these financial statements.)
                                F-2

  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES   Exh. B
              Consolidated Statements of Operations
                   December 31, 1996 and 1995



                                             1996         1995
REVENUES:
  Mortgage origination fees              $  476,273   $  853,984
  Application fees                           82,165       93,210
  Mortgage interest income                   44,478       54,671
               Total revenues               602,916    1,001,865



SELLING, GENERAL & ADMINISTRATIVE EXPENSES
  Salaries and benefits                     482,995      795,804
  Commissions                               145,306      239,372
  Other expenses                            407,530      657,896
  Special charge                             17,000      141,000
               Total selling, general
                & administrative
                expenses                  1,052,831    1,834,072

LOSS FROM OPERATIONS                       (449,915)    (832,207)


Other Income                                   2,429       9,544

LOSS BEFORE PROVISION FOR INCOME TAXES      (447,486)   (822,663)

Provision for income taxes                       -           -

NET LOSS                                    (447,486)   (822,663)


NET LOSS PER COMMON SHARE                   $  (0.48)   $  (0.90)



WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                   936,119      916,119



(The accompanying notes are an integral part of these financial statements.)

  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES   Exh. C
Consolidated Statements of Changes in Stockholders' Equity
                 December 31, 1996 and 1995




                     PREF'D STOCK   ADDTN'L
    COMMON STOCK      SUBSCRIBED    PAID-IN   ACCUM'D
  SHARES    AMOUNT  SHARES  AMOUNT  CAPITAL   DEFICIT   TOTAL


Balance, December 31, 1994:
916,119 $2,434,325     --     -- $231,207 $(1,328,142) $1,337,390


Net loss for year ended 1995:
     --         --     --     --       --    (822,663)  (822,663)

Balance, December 31, 1995:
916,119 $2,434,325     --     --  231,207  (2,150,805)   514,727


Preferred stock subscriptions:
     --         -- 56,500 565,000      --          --    565,000


Issuance of common stock:
 20,000     15,000     --      --      --          --     15,000


Net loss for year ended 1996:
     --         --     --      --      --    (447,486)  (447,486)


BALANCE, December 31, 1996:
936,119  2,449,325 56,000 $565,000 $231,207 $(2,598,291) $647,241






(The accompanying notes are an integral part of these financial statements)

   AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES   Exh D
           Consolidated Statements of Cash Flows
                 December 31, 1996 and 1995

                                            1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $  (447,486) $  (822,663)
  ADJUSTMENTS TO RECONCILE
   NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:
    Depreciation and amortization            19,054       24,174
    Gain on sale of fixed assets                 --       (5,699)
    Reserve for bad debts                     7,569      (42,668)
    Allowance for net realizable value       17,000      141,000
    Interest expense value assigned to
      common stock issued                    15,000           --
  CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN:
    Notes receivable                         (1,970)       2,404
    Mortgage loans receivable              (678,449)    (658,426)
    Prepaid and other assets                 (1,320)      59,099
  INCREASE (DECREASE) IN:
    Accounts payable & accrued expenses     (22,752)     211,350
    Deferred income                          23,349       (2,801)
    Warehouse loans payable                 670,378      639,750
    Net cash used in operating activities  (399,627)    (454,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collection of commission advances           2,220           --
  Sale of fixed assets                           --       25,176
  Purchase of fixed assets                   (9,398)     (19,666)
  Increase in land & development costs      (61,217)    (277,243)
  Proceeds from lot deposits                 73,000      358,000
    Net cash provided by
     investing activities                     4,605       86,267

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of mortgage           (228,248)          --
  Proceeds from mortgage payable to bank    429,238      153,248
  Proceeds from loans payable               140,411      277,080
    Net cash provided by
     financing activities                   341,401      430,328

Net increase (decrease) in cash             (53,621)      62,115

Cash and cash equivalents,
  at beginning of year                      274,354      212,239

CASH & CASH EQUIVALENTS, AT END OF YEAR  $  220,733   $  274,354
Supplemental non-cash financing activities:  See Note 13
(The accompanying notes are an integral part of these financial statements)
                             F-5

 AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES   Exh. E
        Notes to Consolidated Financial Statements        Page 1
                December 31, 1996 and 1995

Note 1 - SIGNIFICANT ACCOUNTING POLICIES:

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

During 1996, the Company sold, 52, 21, 20 and 17 of its 143 closed loans (35.4%, 14.3%, 13.6% and 11.6%), to four investors, which included two savings banks and two mortgage bankers.

The Company receives all of its funds for mortgage banking activities from one mortgage warehouse lender.

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

D.  MORTGAGE LOANS RECEIVABLES

Mortgage loans receivable are held for sale and are reported at the lower of cost, or market value. The method used to determine this amount is the individual loan amount. At December 31, 1996, cost approximates the market value of such loans.
                             F-6

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

J.  RESERVE FOR BAD DEBTS

A reserve for bad debts has been provided for on all commission advances and notes receivable turned over for collection. The reserve at December 31, 1996 was $25,606.

NOTE 2 - CASH:

Included in the cash balance at December 31, 1996 is $50,000 held in escrow by a lending institution used to support interest payments on an outstanding loan balance (see Note 8). Also included in the cash balance is $11,000 held in a legal escrow account and used as a down payment on a real estate lot which closed during March, 1997 (see Note 16). Total unrestricted cash amounts to $159,733 at December 31, 1996.

NOTE 3 - FIXED ASSETS:

Fixed assets consist of:


     Computer equipment                            $ 45,124
     Furniture and fixtures                          19,291
     Office equipment                                37,413
     Leasehold improvements                           2,240
                                                    104,068
     Less, Accumulated depreciation                  89,135

           NET FIXED ASSETS                        $ 14,933

                                                           Exh. E
                                                           Page 3
Depreciation expense was $17,850 and $19,508 for the years ended
December 31, 1996 and 1995 respectively.

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets at December 31, 1996 consist of:

     Goodwill                                      $ 86,370
     Organization costs                              45,515
                                                    131,885
     Less, Accumulated amortization                 130,681

           NET INTANGIBLE ASSETS                   $  1,204

Amortization expense was $1,204 and $4,666 for the years ended
December 31, 1996 and 1995, respectively.

NOTE 5 - LAND AND DEVELOPMENT COSTS:

Land and development costs are comprised of an investment in capitalized loans of $675,000 to acquire the land, issuance of 148,000 shares of common stock in 1992 with a fair market value of $259,000 to acquire the minority interest and development costs incurred of $758,603, less an allowance of $158,000 to reduce the carrying amount to estimated net realizable value as of December 31, 1996.

NOTE 6 - MORTGAGE LOANS RECEIVABLE:

On March 3, 1995, the Company received a commitment for a $5,000,000 warehouse line of credit from a mortgage warehouse lender. Funds from this line of credit are lent to borrowers once an investor (usually a bank) has agreed to purchase the mortgage. These funds are secured by residential mortgage loans. The line of credit is repaid by the investor at the time of the closing. As of December 31, 1996, fourteen loans had yet to be closed, resulting in a warehouse loan payable of $1,310,128 offset by mortgage loan receivables of $1,336,875. Three loans were closed in the first quarter of 1997. Interest expense was $87,057 and $81,240 for the years ended December 31, 1996 and 1995, respectively.


NOTE 6 - LOT DEPOSITS:

At December 31, 1995, the Company had executed contracts of sale amounting to $1,040,500 for ten of eleven lots, which related to the Company's real estate activities. The Company had collected $358,000 as down payments on the related contracts. Subsequent to December 31, 1995, a contract for three lots was voided and the related deposit of $28,000 was returned.

In 1996, an additional $101,000 was collected as down payments. In December 1996, contracts for five of the lots were cancelled and the related $340,000 of down payments were applied to the stock subscriptions to convert the debt into preferred stock of the Company (see Note 10).

                                                           Exh. E
                                                           Page 4
NOTE 8 - MORTGAGE PAYABLE

During December, 1996, the Company refinanced a site improvement loan from a Commercial bank, which is evidenced by a note and collateralized by a mortgage creating a valid first lien on ten of the Company's eleven land development lots. Interest is charged at a rate equal to one and one-half percent (1.5%) per annum above The Wall Street Journal prime rate (8.25% at December 31, 1996). The refinancing increased the total mortgage payable to $429,238 at December 31, 1996. The principal portion of the debt is to be paid down with the use of proceeds obtained from the sale of the ten real estate lots. Interest is to be paid from a $50,000 escrow account set up by the bank and included in the principal balance. The mortgage is payable in full no later than December 30, 1997.

In addition to the site improvement loan, the Company received a $111,583 letter of credit, secured by the same mortgage lien on the ten real estate lots. The interest rate on all advances from the letter of credit will be equal to one and one-half percent (1.5%) per annum above The Wall Street Journal prime rate. All advances are payable in full at December 30, 1997. As of December 31, 1996, the Company had not received any advances from the letter of credit.

NOTE 9 - INCOME TAXES

The Company has deferred tax assets of $1,006,000 at December 31, 1996 arising from net operating loss ("NOL") carryforwards of $2,324,000 which expire between 2001 and 2011. The Company's valuation allowance increased from $828,000 at December 31, 1995 to $1,006,000 at December 31, 1996 due to the uncertainty of future utilization of the Company's NOL carryforwards.

NOTE 10 - STOCKHOLDERS' EQUITY:

Through a public offering in April 1991, the Company sold 150,878 units (unadjusted), each unit consisting of three shares of common stock, one Class A Common Stock Purchase Warrant, one Class B Common Stock Purchase Warrant and one Class C Common Stock Purchase Warrant. Net proceeds of the offering were $1,089,821. Each Class A Warrant entitled the holder to purchase one share of common stock at an exercise price of $17.50 until January 29, 1994, when the unexercised warrants expired. Each Class B Warrant entitles the holder to purchase .20941 share of common stock at an exercise price of $19.10 per whole share until January 29, 1998. Each Class C Warrant entitles the holder to purchase .20977 share of common stock at an exercise price of $21.45 per whole share until January 29, 1998. No fractional shares will be issued upon exercise of the Class B and C

                                                           Exh. E
                                                           Page 5
Warrants. The Company may redeem the warrants at $0.10 each upon 30 days written notice, providing the closing bid price of the common stock shall have exceeded $25.00 per share for ten consecutive days preceding the date of such notice.

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

In January of 1996, the Company issued 20,000 shares of common stock to two individuals in order to satisfy an obligation from a loan agreement drawn up in June, 1995. The agreement called for the issuance of 20,000 shares of Company common stock to the individuals upon final payment of the principal and interest.
The value of the shares at the time of transfer was $15,000. As a result of the transaction, $15,000 has been reflected as interest expense and $15,000 as an addition to common stock.

On December 18, 1996, the Company issued a confidential private offering memorandum for the sale or exchange to "Accredited Investors" of up to 75,000 shares of no par value, 5% Non-voting Series A Cumulative Convertible Preferred Stock without registration, (the "Preferred Stock") at an offering price of $10.00 per share. The offering shall terminate upon the earlier of (i) the sale or exchange of all of the Preferred Stock (ii) or March 31, 1997.

As of December 31, 1996, the Company received stock subscriptions to convert $565,000 of debt into 56,500 shares of 5% Non-voting Series A Cumulative Convertible Preferred Stock. Each preferred share accrues $.50 in annual dividends, payable semi-annually commencing July 1, 1997. Each share is convertible into either two shares of the Company's common stock or twenty shares of common stock of an affiliated company, Capital Financial Corp.(CFC). Initial conversion prices are $10.00 per preferred share for two (2) shares of the Company's common stock or $10.00 per preferred share for twenty (20) shares of common stock of CFC. Conversion prices are subject to adjustment under certain conditions. The Company has the right to require conversion of the preferred stock into common stock if the sales price of the common stock has been at least $6.50 per share for all ten trading days ending on the third day prior to the day on which the Company gives notice of mandatory conversion. The Company also has the right to redeem the preferred shares with 10 days notice at $5.15 per share plus all accrued and unpaid dividends. The aggregate redemption value amounts to $290,975.

NOTE 11 - RELATED PARTIES:

A. Notes receivable as of December 31, 1996 included a $30,378 demand note with interest at 8% and payable monthly from the Company's former Chief Financial Officer. An allowance of $7,569 for the note has been established for the amount assumed to be uncollectible.

B. Loans payable as of December 31, 1996 included the following related party demand notes:
                                                     ANNUAL
                                                    INTEREST
          RELATED PARTY               AMOUNT          RATE

       Stockholders                  $ 139,637         12%
       Chief Executive Officer       $  32,137         12%
       Executive Vice President      $  20,717         12%

C. Included in accrued expenses as of December 31, 1996 are back salaries owed to the Chief Executive Officer and the Executive
Vice President for $30,231 and $24,256, respectively.

NOTE 12 - COMMITMENTS

The Company has entered into various operating lease agreements for office space and office equipment. The leases expire periodically through October 1999.

The future minimum rental commitments under noncancelable operating leases are as follows:

           YEAR                                  AMOUNT

           1997                                 $ 55,857
           1998                                   52,625
           1999                                   13,392

                          TOTAL:                $121,874

Rental costs under operating leases amounted to $59,652 and $126,740 for the years ended December 31, 1996 and 1995, respectively.

Rental costs were substantially higher in 1995 due to the operation of two office branches which were opened and closed during the year.
                                                           Exh. E
                                                           Page 6
NOTE 13 - CONSOLIDATED STATEMENTS OF CASH FLOWS:

Supplemental non-cash investing and financing activities:

In January 1996, the Company issued 20,000 shares of stock, worth a value of $15,000 at the time of transfer, as part of the final payment of a loan agreement drawn up in June, 1995 (see Note 10).

In December 1996, the Company received stock subscriptions to convert $565,000 of debt into 56,500 shares of 5% Non-voting
Series A Cumulative Convertible Preferred Stock (see Note 10).

Cash paid during the year for:
                                                 1996      1995

          Income taxes                        $     -   $     -

          Interest                            $ 35,164  $ 70,938

NOTE 14 - LITIGATION:

In August, 1996, an arbitration was commenced against the Company and its President, Vice-President, Addison Financial Services, Inc., Donovan Peterkin, G. K. Scott & Co., Inc., I.A. Rabinowitz & Co., L. C. Wegard & Co., Inc., and Russell Frayko in the Arbitration Department of the National Association of Securities Dealers (NASD). The complaint, which claims fraud, misrepresentation, unsuitability and breach of fiduciary duty, was brought by two individuals who allegedly lost $59,000 investing in shares of the Company's 1989 private offering of common stock. The Company has refused to submit to the NASD arbitration on the grounds that all alleged transactions or occurrences cited in the complaint occurred more than six years before the commencement of the arbitration and are, therefore, past the statute of limitations as defined under the NASD's Code of Arbitration Procedure. Although the outcome of the arbitration cannot currently be determined, the Company believes that an award against it is unlikely.

In March 1993, an action was commenced against the Company, its President and the brokerage firms of G. K. Scott & Co., Inc. and
L. C. Wegard & Co., Inc. in the Supreme Court of the State of New York, Queens County. The complaint, which claimed fraud, unjust enrichment, conversion, breach of fiduciary duty and breach of contract, was brought by two individuals who invested a total of $250,000 in the Company's 1989 private offering of common stock (the "1989 Offering"). The plaintiffs alleged that, in connection with their investments in the 1989 Offering, certain of the defendants misrepresented or failed to disclose certain material facts concerning the Company and the 1989 Offering. The plaintiffs sought damages against the parties, including compensatory damages of $1,000,000 and punitive damages of $5,000,000. The Company and its President subsequently moved to dismiss the complaint, and, by order dated January 10, 1994, the Court dismissed with prejudice the claims with leave to amend.
On February 25, 1994, the plaintiffs filed an amended complaint containing allegations similar to those in the original complaint and purporting to amend their original breach of contract allegations. In August 1994, the court reaffirmed its dismissal of the unjust enrichment and conversion claims but allowed the breach of contract and fraud claims to proceed. Outside counsel for the Company has advised that at report date they cannot offer an opinion as to the probable outcome.

In February 1995, a settlement was reached with a law firm utilized by the President of the Company, for unpaid legal fees and disbursements related to services allegedly performed for the benefit of the Company. At December 31, 1996, the Company has fulfilled its obligation, and accordingly, no balance is due.
                          F-11

                                                           Exh. E
                                                           Page 7
In the ordinary course of its business, the Company is from time to time subject to litigation. The Company does not believe that any litigation to which the Company is currently subject is likely to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.

NOTE 15 - SPECIAL CHARGE:

The Company recorded a special charge of $17,000 and $141,000 in December 1996 and 1995, respectively, for a provision to adjust the carrying value of land and development costs to estimated net realizable value. The provision was based on a review of the sales price per sales contracts and the costs of land and development incurred and anticipated for improvements. As the total anticipated costs exceeded the anticipated sales price, an allowance was provided to reduce the carrying amount to the estimated net realizable value.

NOTE 16 - SUBSEQUENT EVENTS:

The Company's real estate development subsidiary executed and closed on three contracts of sale during the first four months of 1997. Total proceeds from the closing amounted to $355,000. In addition, the subsidiary anticipates two additional closings during the second quarter of 1997. Total proceeds from the closings amounted to $235,000.

NOTE 17 - MANAGEMENT PLANS:

As shown in the accompanying financial statements, the Company incurred a net loss of $447,486 for the year ended December 31, 1996 and a net loss of $822,663 for the year ended December 31, 1995. These losses have caused management to institute a reorganization plan. Pursuant to the plan, management has received stock subscriptions to convert $565,000 of debt to equity (see Note 10), closed two branch offices at the end of 1995, and obtained additional sources of business. Also as part of the plan, the Company has refinanced its property mortgage in December 1996 (see Note 8) and executed and closed on three contracts of sale for three lots totaling $355,500 during the first four months of 1997. Two contracts of sale totaling $235,000 are anticipated to close in the second quarter of 1997 (see Note 16).


In addition, an agreement was reached in August of 1996 between the Company's real estate development subsidiary and a general contractor regarding the building of single family residences on lots owned by the subsidiary. According to the terms of the agreement, any general contracting contracts the contractor receives on the property owned by the subsidiary, will be done for the benefit of the subsidiary. The contractor will receive a fee of $5,000 per home. The Company is also actively pursuing better terms from investors and is seeking additional financing and capital. The ability of the Company to continue its business as currently conducted is dependent on the plan's success.


                                    F-12
</AUDIT-REPORT>

(b)  CURRENT REPORTS OF FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1996.

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

                            AMERICAN ASSET MANAGEMENT CORPORATION
                                       (Registrant)


                                 /S/_Richard G. Gagliardi________
                 09/30/97               Richard G. Gagliardi
                  Date                       President
                                            (Signature)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                 /S/_Richard G. Gagliardi________
                 9/30/97                Richard G. Gagliardi
                  Date                  President
                                        (Principal Executive,
                                         Financial and Accounting
                                         Officer)
                                        (Signature)


                                 /S/_Lynn K. Gagliardi___________
                 9/30/97                Lynn K. Gagliardi
                  Date                  Executive Vice President
                                        (Signature)


                 9/30/97         /S/_Robert J. DiQuollo__________
                  Date                  Robert J. DiQuollo
                                        Director
                                        (Signature)


                 9/30/97         /S/_Bernard Gitlow______________
                  Date                  Bernard Gitlow
                                        Director
                                        (Signature)


                 9/30/97         /S/_Theodore P. Rica, Jr._______
                  Date                  Theodore P. Rica, Jr.
                                        Director
                                        (Signature)

                                 EXHIBIT INDEX



    EXHIBIT NO.                      DESCRIPTION

     10.6       Lease agreement for Capital Financial,
                Bernardsville, NJ

     21         Subsidiaries of the Company

     27         Financial Data Schedule (For SEC Use Only)

                                                   Exhibit No. 21



                          SUBSIDIARIES OF THE COMPANY




                                                 JURISDICTION
   NAME                                        OF INCORPORATION


American Asset Development Corporation            New Jersey

Capital Financial Corp.                           New Jersey