Form 10QSB
period 1997-03-31
AMERICAN ASSET MANAGEMENT CORP
filed 1997-12-22
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  March 31, 1997

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 1, 1997 there were 936,119 shares outstanding of the issuer's no par value common stock.

Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                       March 31,     December 31,
                                      ___1997___     ____1996____
_____________ASSETS________________
Cash & cash equivalents              $  117,510       $  220,733
Mortgage loans receivable             2,993,319        1,336,875
Notes receivable                         27,679           28,655
Prepaid and other current assets        129,912           60,294

     Total current assets             3,268,420        1,646,557

Land and development costs            1,277,420        1,534,603
Furniture & equipment, at cost,
  less accumulated depreciation          14,770           14,933
Other assets                              1,203            1,204
Commission Advances                          -             9,550

     Total assets                     4,561,813        3,206,847

__LIABILITIES AND STOCKHOLDERS' EQUITY__
Current liabilities:
 Accounts payable & accrued expenses $  385,110       $  379,014
 Deferred income                         44,349           23,349
 Liability for land development          90,394          134,386
 Loans payable                          162,815          192,491
 Lot deposits                            91,000           91,000
 Warehouse loans payable              2,927,397        1,310,128
 Mortgage payable                       229,189          429,238

    Total current liabilities         3,930,254        2,559,606

Stockholders' equity:
 Preferred stock subscribed, no par
 value; 56,500 shares-5% Non-voting
 Series A Cumulative Convertible
 aggregate liquidation value $565,000   565,000          565,000
 Preferred Stock Dividend             (   7,062)             -
 Common stock, no par value;
 10,000,000 shares authorized;
 936,119 shares issued and
 outstanding                          2,449,324        2,449,325
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (2,606,910)      (2,598,291)

     Total stockholders' equity         631,559          647,241

     Total liabilities and
     stockholders' equity             4,561,813        3,206,847

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________

                                          For the Three Months
                                      ______Ended March 31,______
                                      ____1997____   ____1996____

Revenues:
  Mortgage origination fees           $   332,907    $    49,038
  Application fees                         41,005          5,325
  Mortgage interest income                 45,008         10,932
  Land sold                               252,500             -

     Total revenues                       671,420         65,295


Selling, general and
administrative expenses:
  Salaries and benefits                   124,672         85,052
  Commissions and related expenses        142,612          9,258
  Other expenses                          155,330         56,822
  Cost of land sold                       257,500             -

     Total selling, general and
     administrative expenses              680,114        151,132


Income/(loss) from operations             ( 8,694)      ( 85,837)

Other income                                   75            577

Income before provisions for
state income taxes                        ( 8,619)      ( 85,260)

Provision for state income taxes                -              -

Net income/(loss)                     $   ( 8,619)    $ ( 85,260)

Net income/(loss) per share           $    (0.009)    $    (0.09)


Weighted average number of shares
of common stock outstanding               936,119        936,119

   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________
                                           For the Three Months
                                         ____Ended  March 31,____
                                         ____1997___  ____1996___

Cash flows from operating activities:
  Net loss                               $  ( 8,619)  $ ( 85,260)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                163        3,459
  Changes in assets & liabilities:
    (Increase)decrease in:
    Notes receivable                            976         (576)
    Mortgage loans receivable            (1,656,444)     658,426
    Fees and interest receivable                  -            -
    Prepaid & other assets                  (60,068)      (1,726)
    Increase(Decrease) in:
     Accounts payable & accrued expenses    (51,179)    (114,822)
    Commissions payable                     (16,711)       4,346
    Deferred income                          21,000        1,290
    Warehouse line payable                1,617,269     (639,750)

 Net cash (used in) provided by
 operating activities                      (153,612)    (174,613)

Cash flows from investing activities:
    Lot deposits                                  -       66,000
    Increase(decrease) in land
    & development costs                    (257,500)     (12,629)
    Purchase of fixed assets                      -       (2,939)

  Net cash (used in)provided by
  investing activities                      257,500       50,432

Cash flows from financing activities:
    Purchase of common stock                      -            -
    Loans payable                                 -     (120,464)
    Mortgage payable                       (200,049)           -
    Dividends                                (7,062)           -

  Net cash (used in)provided by
  financing activities                     (207,111)    (120,464)

Net increase/(decrease) in cash            (103,223)    (244,645)

Cash at beginning of period                 220,733      274,354

Cash at end of period                    $  117,510   $   29,709

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. The consolidated financial statements of the Company include the operations of both wholly-owned subsidiaries, Capital Financial Corp. and American Asset Development Corporation. The Company's operations consist of specialized and mortgage banking services and real estate development. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1996 Annual Report on Form 10-KSB. The results of the three months ended March 31, 1997 are not necessarily indicative of the results of the full year.

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

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS

                      OR PLAN OF OPERATION
_________________________________________________________________


RESULTS OF OPERATIONS


Three Months Ended March 31, 1997 Compared to the Three Months
Ended March 31, 1996.

     Revenues for the three months ended March 31, 1997 were $671,420 compared to $65,295 for the three months ended March 31, 1996, an increase of $606,125. The increase was attributable to increased application fees, increased origination fees and mortgage interest income of Capital Financial Corp. ("Capital"), the Company's mortgage banking subsidiary and income from the sale of building lots by American Asset Development Corp.
the Company's wholly owned real estate development company. Capital closed 103 residential mortgage loans in the principal amount of approximately $16,745,313 in the three months ended March 31, 1997 compared to 13 loans closed in the principal amount of approximately $2,451,500 in the three months ended March 31, 1996. At March 31, 1997, the Company had approximately 170 residential mortgage applications in process in the principal amount of approximately $29,741,297 compared to 28 residential mortgage applications in process in the principal amount of approximately $4,500,000, at March 31, 1996.

     Total selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1997 were $680,114, an increase of $528,982 from the comparable 1996 period due to an increase in Capital's employee compensation and other expenses as a result of Capital's increase in the number of its mortgage loan originators and other employees. As a percentage of revenues, SG&A was 100.3% in the current period compared to 231.5% in the 1996 period.

     As a result of the foregoing, the Company's net loss for the three months ended March 31, 1997 was $8,619 or $0.009 per share, compared to net loss of $85,260 or $0.09 per share for the comparable 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had cash and cash equivalents of $117,510 compared to $220,733 at December 31, 1996, a decrease of $103,223. The decrease is primarily attributable to cash used in operating activities and cash used in investing activities, which includes increased land and development costs.

     In May 1995, the Company received a $5,000,000 warehouse line of credit from a mortgage warehouse lender which enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. The Company continues to utilize the warehouse line of credit in the daily operation of it's mortgage banking subsidiary.

     In October 1996, the Company became a member of an electronic network system ("Network") of thirty one mortgage bankers which originate applications through a real estate broker branch office system located throughout New Jersey. The Company has agreed to compensate the Network of originators with a commission based on closed loans originated by the Network. The Company believes it is one of approximately twelve lenders which offer mortgage products through this system. There can be no assurance the Company will be successful in this relationship as it faces intense competition from the other lenders its competes with for this business, many of which have greater resources and experience than the Company. As of December 5, 1997, the Company has 14 mortgage loans in process from the Network aggregating approximately $3.4 million out of a total of 99 mortgage loans aggregating approximately $21.5 million which are currently being processed by the Company.

     In December 1996, the Company accepted a commitment issued by a commercial bank for a construction mortgage financing line of credit in the amount of $550,000 for use in the Company's real estate development located in Hunterdon County, New Jersey, known as Murray Hill Estates. The loan provides a letter of credit in the amount of $111,583 which the Company assigned and deposited in escrow with municipal authorities during January 1997 to guarantee the township adequate funds to complete the balance of required site improvements on the property if the Company fails to complete the required improvements. As of December 1, 1997, the Company has completed approximately 90% of all improvements to the property and plans on completing the balance of the required improvements during the fourth quarter of 1998, which the Company estimates will cost approximately $35,000. The mortgage loan further provided $430,417 which was used to refinance the mortgage loan which was on the property, funds to complete the balance of required site improvements and provides an interest reserve. The loan matures on December 31, 1997, except for the letter of credit which may be extended for an additional one year term, unless the Company is notified at least 60 days prior to its scheduled expiration date that the bank will not allow the extension. As of December 1, 1997 the Company had not received notification from the bank that it will not extend the letter of credit. The mortgage loan is further secured by the personal guarantees of the Company's President and Executive Vice President. During December 1997, the Company requested that the term of this mortgage loan be extended one year. If the Company is not granted the extension, the loan will have to be paid in full. There can be no assurance that the Company will be successful in obtaining the requested extension. As of December 1, 1997, the Company is indebted to the commercial bank for the mortgage loan on its subdivision in the amount of approximately $157,000.

     As of December 1, 1997, the Company owns 7 unimproved building lots within the subdivision of the property and has one contract of sale pending in the amount of $125,000 of which it has received total deposits of $75,000.

     In January 1997, the Company filed its maps with county authorities on the subdivision located in Hunterdon County, New Jersey. In February, March and June 1997, the Company transferred title to and received payment in full on 3 unimproved building lots to 3 non-affiliates of the Company in the amount of $97,500, $110,000 and $110,000 respectively. Proceeds from these sales were used to pay down mortgage debt owed to the commercial bank and the balance provided working capital to the Company. On the first two of three lots sold, the Company arranged construction financing through Capital and construction management through an affiliate of the Company. The homes were completed during July of 1997.

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

     The Company estimates that it will require additional capital in order to successfully implement its future operational plans. As a result, the Company is seeking additional capital through, among other means, an infusion of noncollateralized loans and the sale of additional equity in the Company. However, there can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company.

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

                            AMERICAN ASSET MANAGEMENT CORPORATION
                                         (Registrant)


Date:  December 1, 1997    By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)