Form 10QSB
period 1997-06-30
AMERICAN ASSET MANAGEMENT CORP
filed 1997-12-23
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  June 30, 1997

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

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                       June 30,     December 31,
                                      ___1997___     ____1996____
_____________ASSETS________________
Cash & cash equivalents              $  200,380       $  220,733
Mortgage loans receivable             3,096,114        1,336,875
Notes receivable                         26,539           28,655
Prepaid and other current assets        144,641           60,294

     Total current assets             3,467,674        1,646,557

Land and development costs              991,786        1,534,603
Furniture & equipment, at cost,
  less accumulated depreciation          14,606           14,933
Other assets                              1,203            1,204
Commission Advances                          -             9,550
     Total assets                     4,475,269        3,206,847

__LIABILITIES AND STOCKHOLDERS' EQUITY__
Current liabilities:
 Accounts payable & accrued expenses $  334,625       $  379,014
 Deferred income                         26,013           23,349
 Liability for land development          68,693          134,386
 Loans payable                          127,392          192,491
 Lot deposits                            75,000           91,000
 Warehouse loans payable              2,994,529        1,310,128
 Mortgage payable                       155,706          429,238

    Total current liabilities         3,781,958        2,559,606

Stockholders' equity:
 Preferred stock subscribed, no par
 value; 58,750 shares-5% Non-voting
 Series A Cumulative Convertible
 aggregate liquidation value $587,500   637,500          565,000
 Preferred Stock Dividend             (  14,507)             -
 Common stock, no par value;
 10,000,000 shares authorized;
 936,119 shares issued and
 outstanding                          2,449,325        2,449,325
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (2,610,214)      (2,598,291)

     Total stockholders' equity         693,311          647,241
     Total liabilities and
     stockholders' equity             4,475,269        3,206,847
   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________

                         For the Three Months|For the Six Months
                         __Ended  June 30,___|__Ended June 30,___
                         __1997__   __1996___|__1997__   __1996__

Revenues:
 Mtg. origination fees  $385,968   $ 54,305  $  718,875 $ 103,343
 Application fees         26,648     16,495      67,653    21,820
 Mtg. interest income    101,743      5,158     146,751    16,090
 Income from land sold   253,000         -      505,500        -

    Total revenues       767,359     75,958   1,438,779   142,253

Selling, general
and administrative
expenses:
 Salaries & benefits     124,158    116,182     248,830   201,234
 Commissions &
  related expenses       170,437     18,148     313,049    27,406
 Other expenses          191,485     76,628     346,816   133,450
 Cost of land sold       285,635         -      543,135        -

  Total selling,
  general and
  administrative
  expenses               771,715    210,958   1,451,830   362,090


Income/(loss)
 from operations        (  4,357)  (135,000)  ( 13,051) (220,837)

Other income               1,053        588       1,128     1,165

Income before provisions
for St. income taxes    (  3,304)  (134,412)  ( 11,923) (219,672)

Provision for State
 income taxes                 -          -          -         -

Net income/(loss)      $(  3,304) $(134,412)  ( 11,923) (219,672)

Net income/(loss)      $  (0.003) $   (0.14)  $  (0.01) $  (0.23)
 per share

Weighted avg. no.
 of shares of common
 stock outstanding       936,119    936,119     936,119   936,119

   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________
                          For the Three Months|For the Six Months
                           6/30/97    6/30/96 | 6/30/97   6/30/96
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss(income)       $  (3,304)$(134,412)$ (11,923)$(219,672)
  Adjustments to
   reconcile net loss
   to net cash used in
   operating activities:
   Depreciation
    & amortization             163       997       327     4,456
CHANGES IN ASSETS
    & LIABILITIES:
 (Increase)decrease in:
  Notes receivable           1,140      (589)    2,116    (1,165)
  Mtg. loans receivable   (102,795) ( 97,611)(1,759,239) 560,815
  Fees & Int. receivable
   prepaid & other assets  (14,729)   10,958   (74,797)    9,232
  Increase(Decrease) in:
   Accounts payable,
    accrued expenses,
    commissions payable
    & deferred income      (90,522)   (3,915) (107,418) (113,101)
  Warehouse line payable    67,134    90,151 1,684,401  (549,599)
NET CASH (USED IN)
 PROVIDED BY OPERATING
  ACTIVITIES              (142,913) (134,421) (266,533) (309,034)

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Lot deposits             (16,000)   (4,000)   (16,000)  62,000
  Increase in land &
   development costs       285,634    (2,994)   542,818  (15,623)
  Purchase of fixed assets       -    (1,966)         -   (4,905)
Net Cash (Used In) Provided
By Investing Activities    269,634    (8,960)   526,818   41,472
CASH FLOWS FROM
   FINANCING ACTIVITIES
 Purchase of pref'd stock   72,500        -      72,500       -
 Dividends                 ( 7,445)  133,557    (14,507)      -
 Increase in Mtg. Payable  (73,483)       -    (273,535)      -
 Loans payable             (35,423)  133,557    (65,099)  13,093
NET CASH (USED IN) PROVIDED
BY FINANCING ACTIVITIES    (43,851)  133,557   (280,638)  13,093

NET INCR/(DECR) IN CASH     82,870   (9,824)   ( 20,353)(254,469)
CASH @ BEGINNING OF PERIOD 117,510    29,709    220,733  274,354
CASH @ END OF PERIOD     $ 200,380  $ 19,885    200,380   19,885
   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. The consolidated financial statements of the Company include the operations of both wholly-owned subsidiaries, Capital Financial Corp. and American Asset Development Corporation. The Company's operations consist of specialized and mortgage banking services and real estate development. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1996 Annual Report on Form 10-KSB. The results of the three months ended June 30, 1997 are not necessarily indicative of the results of the full year.

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

Item 2.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION
_________________________________________________________________

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to the Three Months
Ended June 30, 1996.

     Revenues for the three months ended June 30, 1997 and 1996 were $767,359 and $75,958 respectively. The increase in the 1997 period of $691,401 was the result of an increase in mortgage origination fees, application fees, mortgage interest income and $253,000 in income from sold land, all of which were generated by Capital Financial Corp., ("Capital") the Company's wholly-owned mortgage banking subsidiary, except for land sold which was generated by American Asset Development Corp. The increase in application fee revenue reflects an increase in the number of mortgage applications received. Loans typically close approximately 90 days from the date of application. The Company is continuing its efforts to attract experienced loan originators with established business relationships with realtors, attorneys and accountants as sources of referrals for mortgage applications in its service area. During the three month period ended June 30, 1997, the Company received 133 mortgage loan applications for processing from borrowers seeking loans aggregating approximately $26,430,882 as compared to 72 applications in an aggregate amount of approximately $11,727,750 in the comparable 1996 period. The Company closed 128 loans aggregating approximately $20,866,333 in the three months ended June 30, 1997 compared to 19 loans closed aggregating approximately $3,453,275 in the comparable 1996 period.

     Total selling, general and administrative expenses ("SG&A") for the three months ended June 30, 1997 increased $560,757 to $771,715 from $210,958 in the comparable 1996 period. The increased SG&A in the 1997 quarter was primarily due to increased employee compensation costs, other expenses and by higher commission expenses. As a percentage of revenues, SG&A was 100.57% in the current period compared to 278% in the 1996 period.

     As a result of the foregoing, the Company's net loss for the three months ended June 30, 1997 was $3,304 or $0.003 per share, compared to a net loss of $134,412 or $0.14 per share for the comparable 1996 period. The decreased loss in the 1997 period compared to the comparable 1996 period is attributable to increased revenues without a commensurate increase in expenses as discussed above.

Six Months Ended June 30, 1997 Compared to the Six Months Ended
June 30, 1996.

     Revenues for the six months ended June 30, 1997 were $1,438,779 compared to $141,253 for the comparable 1996 period. The $1,297,526 increase was the result of an increase in mortgage origination fees, application fees and in mortgage interest income. The increase in mortgage origination fees and application fees was the result of the Company's inclusion on a mortgage network system of mortgage bankers which increased the Company's mortgage originations during the six month period. The increase in mortgage interest income was a result of the Company utilizing it's warehouse credit line to provide borrowers with construction to permanent mortgage loans, at interest rates higher than those charged to the Company by its warehouse credit line lender. During the six months ended June 30, 1997, the Company received 311 mortgage loan applications for processing from borrowers seeking loans aggregating approximately $57,160,833 compared to 93 loan applications aggregating approximately $15,014,950 received in the comparable period in 1996. The Company closed 231 loans aggregating approximately $37,611,646 in the six months ended June 30, 1997, compared to 32 loans closed aggregating approximately $5,904,775 in the comparable 1996 period.

     Total SG&A expenses for the six months ended June 30, 1997 increased by $5,904,775 to $1,451,830 for $362,090 in the comparable 1996 period, primarily as a result of increased salaries and benefits, increased commission and related expenses and other expenses related to mortgage processing such as credit report and appraisal fees. In addition, there was $253,000 in costs for land sold. As a result, SG&A, expressed as a percentage of revenues, decreased to 100.91% in the 1997 period from 256% in the 1996 period. The Company is actively seeking additional experienced loan officers in addition to outside sources of mortgage originations, to complement its present sales, management and support staff.

     As a result of the foregoing, the Company's net loss for the six months ended June 30, 1997 was $11,923 or $0.01 per share, compared to a net loss of $219,672 or $0.23 per share for the comparable 1996 period. The decreased loss in the 1997 period is attributable to expenses increasing at a lesser rate than the increase in revenues.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had cash and cash equivalents of $200,380 compared to $220,733 at December 31, 1996. The decrease was primarily attributable to cash used in operating activities. Cash used in operating activities was the net result of the net loss for the six month period ended June 30, 1997, increases in mortgage loans receivable, increases in accounts payable and accrued expenses, commissions payable, warehouse loan payable, increases in loans payable to others, decreases in fees and interest receivable, loans payable to officers/affiliates and deferred income, which were partially offset by cash provided by depreciation and amortization, increases in notes receivable and prepaid and other current assets. Cash used in investing activities included increased land and development costs and purchase of office equipment.

     Although the increase in mortgage applications and closings during the period ending June 30, 1997 as compared to the period ending June 30, 1996 are having a positive effect on the Company's cash flow, there can be no assurance that the number of future closings will be sufficient to offset expenses. Loans in process have increased from 138 loans with an aggregate principal amount of approximately $21,838,318 as of December 31, 1996 to 143 loans aggregating approximately $30,274,617 as of June 30, 1997.

     In May 1995, the Company received a $5,000,000 warehouse line of credit from a mortgage warehouse lender which enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. The Company continues to utilize the warehouse line of credit in the daily operation of it's mortgage banking subsidiary.

     In October 1996, the Company became a member of an electronic network system ("Network") of thirty one mortgage bankers which originate applications through a real estate broker branch office system located throughout New Jersey. The Company has agreed to compensate the Network of originators with a commission based on closed loans originated by the Network. The Company believes it is one of approximately twelve lenders which offer mortgage products through this system. There can be no assurance the Company will be successful in this relationship as it faces intense competition from the other lenders its competes with for this business, many of which have greater resources and experience than the Company. As of December 1997, the Company has 14 mortgage loans in process from the Network aggregating approximately $3.4 million out of a total of 99 mortgage loans aggregating approximately $21.5 million which are currently being processed by the Company.

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

     In January 1997, the Company filed its maps with county authorities on the subdivision located in Hunterdon County, New Jersey. In February, March and June 1997, the Company transferred title to and received payment in full on 3 unimproved building lots to 3 non-affiliates of the Company in the amount of $97,500, $110,000 and $110,000 respectively. Proceeds from these sales were used to pay down mortgage debt owed to the commercial bank and the balance provided working capital to the Company. On the first two of three lots sold, the Company arranged construction financing through Capital and construction management through an affiliate of the Company. The homes were completed during July 1997.

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


                    PART II OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         During the quarter ended June 30, 1997, 7,250 shares of 5% non-voting Series A Cumulative Convertible Preferred Stock were subscribed for through a private offering exempt by Section 4(2) of the Securities Act of 1933. Each share of Preferred Stock is convertible into 2 shares of the Company's common stock.


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