Form 10QSB
period 1997-09-30
AMERICAN ASSET MANAGEMENT CORP
filed 1997-12-23
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  September 30, 1997

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

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                    September 30,   December 31,
                                      ___1997___     ____1996____
_____________ASSETS________________
Cash & cash equivalents              $  262,786       $  220,733
Mortgage loans receivable               730,471        1,336,875
Notes receivable                         23,822           28,655
Prepaid and other current assets        127,274           60,294

     Total current assets             1,144,353        1,646,557

Land and development costs            1,001,691        1,534,603
Furniture & equipment, at cost,
  less accumulated depreciation          14,443           14,933
Other assets                              1,204            1,204
Commission Advances                          -             9,550

     Total assets                     2,161,691        3,206,847

__LIABILITIES AND STOCKHOLDERS' EQUITY__
Current liabilities:
 Accounts payable & accrued expenses $  238,836       $  379,014
 Deferred income                         14,496           23,349
 Liability for land development          68,599          134,386
 Loans payable                          121,853          192,491
 Lot deposits                            75,000           91,000
 Warehouse loans payable                701,867        1,310,128
 Mortgage payable                       159,719          429,238

    Total current liabilities         1,380,370        2,559,606

Stockholders' equity:
 Preferred stock subscribed, no par
 value; 58,750 shares-5% Non-voting
 Series A Cumulative Convertible
 aggregate liquidation value $587,500   687,500          565,000
 Preferred Stock Dividend             (  22,597)             -
 Common stock, no par value;
 10,000,000 shares authorized;
 936,119 shares issued and
 outstanding                          2,449,325        2,449,325
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (2,564,114)      (2,598,291)

     Total stockholders' equity         781,321          647,241

     Total liabilities and
     stockholders' equity             2,161,691        3,206,847

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________

                         For the Three Months|For the Nine Months
                         Ended  September 30,|Ended September 30,
                         __1997__   __1996___|__1997__   __1996__

Revenues:
 Mtg. origination fees  $454,271   $139,539  $1,173,147 $ 242,882
 Application fees         27,000     18,705      94,653    40,525
 Mtg. interest income     81,944      7,839     228,694    23,929
 Income from land sold        -          -      505,500        -

    Total revenues       563,215    166,083   2,001,994   307,336

Selling, general
and administrative
expenses:
 Salaries & benefits     135,951    144,312     384,782   345,546
 Commissions &
  related expenses       181,328     31,985     494,377    59,391
 Other expenses          208,882     84,604     555,698   218,054
 Cost of land sold         1,076         -      544,212        -

  Total selling,
  general and
  administrative
  expenses               527,237    260,901   1,979,069   622,991

Income/(loss)
 from operations          35,978    (94,818)     22,925 (315,655)

Other income              10,122        606      11,252     1,771

Income before provisions
for St. income taxes      46,100    (94,212)     34,177 (313,884)

Provision for State
 income taxes                 -          -          -         -

Net income/(loss)      $  46,100  $ (94,212)    34,177  (313,884)

Net income/(loss)      $   0.049  $   (0.10)  $   0.033 $  (0.34)
 per share

Weighted avg. no.
 of shares of common
 stock outstanding       936,119    936,119     936,119   936,119

   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________
                          For the Three Months|For the Six Months
                           9/30/97    9/30/96 | 9/30/97   9/30/96
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss(income)       $  46,100 $( 94,212)$  34,177 $(313,884)
  Adjustments to
   reconcile net loss
   to net cash used in
   operating activities:
   Depreciation
    & amortization             163     1,263       490     5,719
CHANGES IN ASSETS
    & LIABILITIES:
 (Increase)decrease in:
  Notes receivable           2,714      (606)    4,833    (1,771)
  Mtg. loans receivable  2,365,643   168,582    606,404 (392,233)
  Fees & Int. receivable
   prepaid & other assets   17,367    (1,306)  (57,430)    7,926
  Increase(Decrease) in:
   Accounts payable,
    accrued expenses,
    commissions payable
    & deferred income     (107,400)    3,144  (214,818) (109,957)
  Warehouse line payable(2,292,662)  165,211  (608,261) (384,388)
NET CASH (USED IN)
 PROVIDED BY OPERATING
  ACTIVITIES                31,925   (95,088) (234,605) (404,122)

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Lot deposits                   -    11,000    (16,000)  73,000
  Increase in land &
   development costs        (9,906)   (6,107)   532,912  (21,730)
  Purchase of fixed assets       -    (5,193)         -  (10,098)
Net Cash (Used In) Provided
By Investing Activities     (9,906)     (300)   516,912   41,172
CASH FLOWS FROM
   FINANCING ACTIVITIES
 Purchase of pref'd stock   50,000        -     122,500       -
 Dividends                  (8,090)       -     (22,597)      -
 Increase in Mtg. Payable    4,016        -    (269,519)      -
 Loans payable              (5,539)   84,203    (70,638)  97,296
NET CASH (USED IN) PROVIDED
BY FINANCING ACTIVITIES     40,387    84,203   (240,154)  97,296

NET INCR/(DECR) IN CASH     62,406  (11,185)     42,053 (265,654)
CASH @ BEGINNING OF PERIOD 200,380    19,885    220,733  274,354
CASH @ END OF PERIOD     $ 262,786  $  8,700    262,786    8,700

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. The consolidated financial statements of the Company include the operations of both wholly-owned subsidiaries, Capital Financial Corp. and American Asset Development Corporation. The Company's operations consist of specialized and mortgage banking services and real estate development. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1996 Annual Report on Form 10-KSB. The results of the three months ended September 30, 1997 are not necessarily indicative of the results of the full year.

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

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF PLAN OF OPERATION
_________________________________________________________________

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to the Three
Months Ended September 30, 1996.

     Revenues for the three months ended September 30, 1997 and 1996 were $563,215 and $166,083 respectively. The increase in the 1997 period of $397,132, was the result of an increase in mortgage origination fees, an increase in
application fees, and an increase in mortgage interest income all of which were generated by Capital Financial Corp., the Company's wholly-owned mortgage banking subsidiary. The increase in application fee revenue reflects an increase in the number of mortgage applications received. The increase in mortgage origination fee revenue was due to an increase in the number of closings during the three month period ended September 30, 1997 as compared to the comparable 1996 period. The Company is continuing its efforts to attract experienced loan originators with established business relationships as sources of referral
for mortgage applications.   During the three month period ended
September 30, 1997, the Company received 121 mortgage loan applications for processing from borrowers seeking loans aggregating approximately $24,924,548 as compared to 85 applications in an aggregate amount of approximately $13,468,000 in the comparable 1996 period. Of the 121 applications originated during the three months ended September 30, 1996, 19 loans or 15.7% of the total, were refinance applications and 102 loan applications or 84.3% were purchase loans, compared to 85 loans in the comparable 1996 period of which 39 or 46% of the total were refinances and 46 or 54% of the total were purchase loans. The Company closed 127 loans aggregating approximately $26,401,556 in the three months ended September 30, 1997 compared to 44 loans closed aggregating approximately $7,412,300 in the comparable 1996 period.

     Total selling, general and administrative expenses ("SG&A") for the three months ended September 30, 1997 increased to $266,336 from $260,901 in the comparable 1996 period.
The increased SG&A in the 1997 quarter was primarily due to increased employee compensation costs and increased sales commissions and related expenses. As a percentage of revenues, SG&A was 94% in the quarter ended September 30, 1997 compared to 157% in the comparable 1996 period. Cost of land sold during the quarter was $12,076. The Company did not sell any land during the comparable 1996 period.

     As a result of the foregoing, the Company's net income for the three months ended September 30, 1997 was $46,100 or $0.049 per share, compared to a net loss of $94,212 or $0.10 per share for the comparable 1996 period.

Nine Months Ended September 30, 1997 Compared to the Nine Months
Ended September 30, 1996.

     Revenues for the nine months ended September 30, 1997 were $2,001,994 compared to $307,336 for the comparable 1996 period. The $1,694,658 increase, was the result of an increase in mortgage origination fees, an increase in application fees and an increase in mortgage interest income. The increase in mortgage origination fees and application fees was the result of the Company's continuing efforts to become associated with outside sources of mortgage originators to compliment the Company's sales force. The increase in mortgage interest income was a result of higher balances of mortgage loans outstanding. During the nine months ended September 30, 1997, he Company received 432 mortgage loan applications for processing from borrowers seeking loans aggregating approximately $82,085,431 compared to 178 loan applications aggregating approximately $28,483,660 received in the comparable period in 1996. The Company closed 358 loans aggregating approximately $64,013,202 in the nine months ended September 30, 1997, compared to 76 loans closed aggregating approximately $13,317,075 in the comparable 1996 period.

     Total SG&A expenses for the nine months ended September 30, 1997 increased to $1,979,069 from $622,991 in the comparable 1996 period, as a result of increased commissions, employee compensation and benefits costs. SG&A expressed as a percentage of revenues, decreased to 99% from 202.7% in the comparable 1996 period. The cost of land sold during the nine month period was $544,212. The Company did not sell any land during the comparable period in 1996.

     As a result of the foregoing, the Company's net income for] the nine months ended September 30, 1997 was $34,177 or $0.033 per share, compared to a net loss of $313,884 or $0.34 per share for the comparable 1996 period. The gain in the 1997 period is attributable to expenses increasing at a lesser rate than the increase in revenues as discussed above. The Company is actively seeking experienced loan originators to complement its present sales, management and support staff.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had cash and cash equivalents of $262,786 compared to $220,733 at December 31, 1996, an increase of $42,053. The increase was primarily attributable to cash from operating activities. Cash from operating activities was the net result of the net gain for the nine month period ended September 30, 1997 , decreases in mortgage loans receivable, decrease in accounts payable and accrued expenses, commissions payable, increase in fees and interest receivable, decrease in warehouse loan payable, loans payable to officers/affiliates and deferred income, which were partially offset by cash provided by decreases in notes receivable, depreciation and amortization and prepaid and other current assets. Cash used in investing activities included decreased land and development costs and purchase of office furniture and equipment.

     The increase in mortgage applications and closings during the period ending September 30, 1997 vs. the period ending September 30, 1997 are having a positive effect on the Company's cash flow. However, there can be no assurance that the number of future closings will be sufficient to offset expenses. Loans in process have increased from 128 loans with an aggregate principal amount of approximately $21,957,488 as of December 31, 1996 to 91 loans aggregating approximately $18,802,682 as of June 30, 1997.

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


                    PART II OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         During the quarter ended September 30, 1997, 5,000 shares of 5% non-voting Series A Cumulative Convertible Preferred Stock were subscribed for through a private offering exempt by
Section 4(2) of the Securities Act of 1933. Each share of Preferred Stock is convertible into 2 shares of the Company's common stock.

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