Form 10QSB
period 1998-03-31
AMERICAN ASSET MANAGEMENT CORP
filed 1998-05-15
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  March 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES_X_  NO___.

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 1998 there were 947,793 shares outstanding of the issuer's no par value common stock.

Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                       March 31,     December 31,
                                      ___1998___     ____1997____
_____________ASSETS________________
Cash & cash equivalents              $  244,924       $  236,103
Mortgage loans receivable             3,137,450        1,927,000
Notes receivable                         20,822           66,322
Prepaid and other current assets        135,388           68,307

     Total current assets             3,538,584        2,297,732

Land and development costs            1,089,307        1,041,803
Furniture & equipment, at cost,
  less accumulated depreciation           8,223            8,223
Commission Advances                         -0-            4,600

     Total assets                     4,636,114        3,352,358

__LIABILITIES AND STOCKHOLDERS' EQUITY__
Current liabilities:
 Accounts payable & accrued expenses $  365,527       $  255,970
 Deferred income                         15,853            6,170
 Liability for land development             -0-           66,570
 Loans payable                          175,972          117,917
 Lot deposits                            86,000           75,000
 Warehouse loans payable              3,075,401        1,886,040
 Mortgage payable                       167,918          183,790
 Preferred stock dividends payable        8,342           16,403

    Total current liabilities         3,895,013        2,607,860

Stockholders' equity:
 Preferred stock subscribed, no par
 value; 68,750 shares-5% Non-voting
 Series A Cumulative Convertible
 aggregate liquidation value $687,500   687,500          687,500
 Preferred Stock Dividend             (   7,062)             -
 Common stock, no par value;
 10,000,000 shares authorized;
 936,119 shares issued and
 outstanding                          2,449,325        2,449,325
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (2,626,931)      (2,623,534)
     Total stockholders' equity         741,101          744,498
     Total liabilities and
      stockholders' equity            4,636,114        3,352,358
   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________

                                          For the Three Months
                                      ______Ended March 31,______
                                      ____1998____   ____1997____

Revenues:
  Mortgage origination fees           $   306,962    $   332,907
  Application fees                         49,505         41,005
  Mortgage interest income                 33,151         45,008
  Land sold                                   -0-        252,500

     Total revenues                       389,618        671,420


Selling, general and
administrative expenses:
  Salaries and benefits                   114,857        124,672
  Commissions and related expenses        143,997        142,612
  Other expenses                          125,819        155,330
  Cost of land sold                           -0-        257,500

     Total selling, general and
     administrative expenses              384,673        680,114


Income/(loss) from operations               4,945       (  8,694)

Other income                                  -0-             75

Income (loss) before provisions
  for income taxes                          4,945       (  8,619)

Provision for income taxes                    -0-            -0-

Dividends on Preferred Stock                8,594          7,062

NEW LOSS AVAILABLE FOR
  COMMON SHAREHOLDERS                 $   ( 3,649)    $ ( 15,681)

NET LOSS PER SHARE                    $    (0.004)    $   (0.017)


WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING              936,119        936,119

   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________
                                           For the Three Months
                                         ____Ended  March 31,____
                                         ____1998___  ____1997___

Cash flows from operating activities:
  Net loss                               $  ( 3,649)  $ ( 15,681)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                -0-          163
  Changes in assets & liabilities:
    (Increase)decrease in:
    Notes receivable                         45,500          976
    Mortgage loans receivable            (1,210,450)  (1,656,444)
    Prepaid & other assets                  (62,481)     (60,068)
    Increase(Decrease) in:
     Accounts payable & accrued expenses     42,987      (37,896)
    Deferred income                           9,683       21,000
    Warehouse loan payable                1,189,361    1,617,269

 Net cash (used in) provided by
 operating activities                        10,951     (130,681)

Cash flows from investing activities:
    Increase in lot deposits                 11,000          -0-
    (Increase)Decrease in land
    & development costs                     (47,504)     257,183

  Net cash (used in)provided by
  investing activities                      (36,504)     257,183

Cash flows from financing activities:
    Loans payable                            58,055      (29,676)
    Payments of mortgage payable            (15,872)    (200,049)
    Dividends paid                           (7,809)         -0-

  Net cash (used in)provided by
  financing activities                       34,374     (229,725)

Net increase/(decrease) in cash               8,821     (103,223)

Cash at beginning of period                 236,103      220,733

Cash at end of period                    $  244,924   $  117,510


   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. The consolidated financial statements of the Company include the operations of both wholly-owned subsidiaries, Capital Financial Corp. and American Asset Development Corporation. The Company's operations consist of specialized and mortgage banking services and real estate development. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1997 Annual Report on Form 10-KSB. The results of the three months ended March 31, 1998 are not necessarily indicative of the results of the full year.

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

Three Months Ended March 31, 1998 Compared to the Three Months
Ended March 31, 1997.

     Total revenues for the three months ended March 31, 1998 were $389,618 compared to $671,420 for the three months ended March 31, 1997, a decrease of $281,802 or approximately 42%. The decrease was primarily attributable to an absence of building lot sales by American Asset Development Corporation, the Company's wholly owned real estate development subsidiary, and to a lesser extent a decrease in origination fees of $25,945 and a decrease of $11,857 in mortgage interest income of Capital Financial Corp. ("Capital"), the Company's mortgage banking subsidiary. During the three months ended March 31, 1998 Capital closed 101 residential mortgage loans in the principal amount of $19,980,646 compared to 103 loans closed in the principal amount of $16,745,313 in the three months ended March 31, 1997. At March 31, 1998, the Company had approximately 164 residential mortgage applications in process in the principal amount of $37,320,199 compared to 170 residential mortgage applications in process in the principal amount of $29,741,297, at March 31, 1997.

     Total selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1998 were $384,673, a decrease of $295,441 or approximately 43.5% from $680,114 in the comparable 1997 period due to the absence of building lot sales, a decrease in the Company's employee compensation and other expenses as a result of Capital's planned reduction in the number of its mortgage loan originators and modification in the compensation structure for loan originators and certain other employees. As a percentage of revenues, SG&A was approximately 98.8% before payment of dividends on Preferred Stock in the current period compared to 100.3% in the comparable 1997 period.

     As a result of the foregoing, the Company's net income before Preferred Stock dividends was $4,945 and its net loss after preferred stock dividends for the three months ended March 31, 1998 was $3,649 or $0.004 per share, compared to a net loss of $8,619 and its net loss after preferred stock dividends of $15,681 or $0.017 per share for the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had cash and cash equivalents of $244,924 compared to $236,103 at December 31, 1997, an increase of $8,821. The increase is primarily attributable to cash provided in operating activities.

     In May 1995, the Company received a $5,000,000 warehouse line of credit from a mortgage warehouse lender which enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At December 31, 1997 the amount was reduced to $2,500,000. The Company continues to utilize the warehouse line of credit in the daily operation of it's mortgage banking subsidiary.

     In October 1996, the Company entered into an agreement to offer its mortgage products on an electronic network system ("Network") of thirty one mortgage bankers which originated applications through a real estate broker branch office system located throughout New Jersey. The applications were forwarded to Capital for processing and closing. The Company compensated the Network of originators with a commission based on closed loans originated by the Network. The Company believes it was one of approximately twelve lenders which offered mortgage products through this system. In February 1997, the Network was acquired by another network which operated in a similar manner to the original Network. In July 1997, the Company became a lender on this new network. Both Networks operated in a similar manner but continued as separate entities until July 1997 at which time a majority of the mortgage bankers from the acquired Network were terminated. Since July, the Company continues to receive business from Network personnel as well as from the former mortgage Network personnel. In August 1997, the Company entered into an agreement with a new network which was formed as an independent unit by former Network mortgage banking originators. In addition, during July 1997 and January 1998, the Company employed, as originators, two and one mortgage bankers respectively that were formerly originators with the original Networks. There can be no assurance the Company will be successful in these relationships as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company. As of March 31, 1998, the Company has 9 mortgage loans in process from the combined Networks aggregating approximately $1.75 million out of a total of 164 mortgage loans aggregating approximately $37.3 million which are currently being processed by the Company.

     In December 1996, the Company accepted a commitment issued by a commercial bank for a construction mortgage financing line of credit in the amount of $550,000 for use in the Company's real estate development located in Hunterdon County, New Jersey, known as Murray Hill Estates. The loan provides a letter of credit in the amount of $111,583 which the Company assigned and deposited in escrow with certain municipal authorities during January 1997 to guarantee the township adequate funds to complete the balance of required site improvements on the property if the Company fails to complete the required improvements. As of December 1, 1997, the Company has completed approximately 90% of all improvements to the property and plans on completing the balance of the required improvements during the fourth quarter of 1998, which the Company estimates will cost approximately $35,000. The mortgage loan further provided $430,417 which funds were used to refinance the mortgage loan which was on the property, to complete the balance of required site improvements and provide an interest reserve. The loan matured on December 31, 1997, and was extended by the bank until July 31, 1998, except for the letter of credit which was extended for an additional one year term through December 31, 1998. The mortgage loan is secured by the personal guarantees of the Company's President and Executive Vice President. As of April 30, 1998, the Company is indebted to the commercial bank for the mortgage loan on its subdivision in the amount of approximately $169,000.

     In January 1998, the Company executed a contract of sale for an additional lot in the amount of $110,000 and received $11,000 as a deposit. In April 1998, the Company received an additional deposit of $70,000 from the purchaser under contract bringing the total deposit to $81,000. The Company anticipates transferring title to this lot during the fourth quarter of 1998.

     As of April 30, 1998, the Company owns 7 unimproved building lots within the subdivision of the property and has two contracts of sale pending in the amount of $235,000 of which it has received total deposits of $156,000.

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


                            AMERICAN ASSET MANAGEMENT CORPORATION
                                        (Registrant)




Date:  May 15, 1998        By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)