Form 10KSB
period 1997-12-31
AMERICAN ASSET MANAGEMENT CORP
filed 1998-05-21
CIK 852015

[DESCRIPTION]    COVER
      U. S. Securities and Exchange Commission
                  Washington, D.C.  20549
                         FORM 10 KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997
                                -OR-
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes ___    No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   ( X )

For the year ended December 31, 1997, the issuer's revenues were $2,400,727.

As of April 30, 1998 the aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $2,901,064.

As of April 30, 1998 the issuer has 947,793 shares of its no par value common stock issued and outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format: Yes ___  No _X_

[DESCRIPTION]    10KSB REPORT


                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained herein are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, but are not limited to, those relating to competition, the ability of the Company to successfully market new mortgage products and services, the economic conditions in the markets served by the Company, the possibility of increased interest rates which would adversely affect the real estate market, the ability to hire and retain key personnel and other risks detailed in the Company's filings with the Securities and Exchange Commission.

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

     The Company generally sells its loans on a loan-by-loan basis to mortgage investors, primarily savings banks. The Company estimates that generally 85% of its loan applications close within 90 days from the date of application. During 1997, the Company sold 193, 71, 31 and 19 of its 447 closed loans (43.2%, 15.9%, 6.5% and 4.0%), to four investors, which included two savings banks and two mortgage bankers. The Company believes that there are numerous other investors to which the Company could readily sell its loans if, for any reason, it was unable to sell its loans to the above investors. As of April 30, 1998, the Company had agreements with approximately 25 investors, to which the Company may sell its loans or refer applications to.

     In May 1995, the Company obtained a $5,000,000 warehouse line of credit from a mortgage warehouse lender which provides the Company with a facility to borrow funds secured by originated residential mortgage loans which will be temporarily warehoused and then sold. The warehouse line of credit is secured by the personal guarantees of the Company's President and Executive Vice President. The Company will borrow only against takeout commitments issued by qualified investors who have pre-approved the loans and committed to purchase the closed loan from the
Company.   By using the warehouse funds instead of table funding,
the Company has generally been able to receive more favorable pricing from its investors which the Company believes has made it more competitive in the market place. The warehouse line has also allowed the Company to sell loans to investors which do not table fund and only purchase closed loans from correspondents.
As of December 31, 1997 the warehouse credit line was reduced to $2.5 million. As of April 30, 1998, the interest rate charged to the Company on borrowed warehouse funds outstanding is variable at 2% over the prime lending rate as quoted by the Wall Street Journal.

     As a result of continued higher mortgage interest rates during 1997, the mortgage refinancing market which reached a three year peak in December 1994, continued to be less significant to the Company during 1997. However, Capital implemented other methods of securing purchase loan originations which lessened the Company's dependence on mortgage refinancings.

     In March 1996, the Company hired a Senior Vice
President/Sales Manager with 11 years of mortgage banking experience to expand its commissioned sales personnel and to assist management in expanding the Company's relationships with additional sources of mortgage loan applications.

     In October 1996, the Company entered into an agreement to offer its mortgage products on an electronic network system ("Network") of thirty one mortgage bankers which originated applications through a real estate broker branch office system located throughout New Jersey. The applications were forwarded to Capital for processing and closing. The Company compensated the Network of originators with a commission based on closed loans originated by the Network. The Company believes it was one of approximately twelve lenders which offer mortgage products through this system. In February 1997, the Network was acquired by another network which operated in a similar manner to the original Network. In July 1997, the Company became a lender on this new network. Both Networks operated in a similar manner but continued as separate entities until July 1997 at which time a majority of the mortgage bankers from the acquired Network were terminated. Since July, the Company continues to receive business from Network personnel as well as from the former mortgage Network personnel. In August 1997, the Company entered into an agreement with a new network which was formed as an independent unit by former Network mortgage banking originators. In addition, during July 1997 and January 1998, the Company employed, as originators, two and one mortgage bankers respectively, that were formerly originators with the original Network. There can be no assurance the Company will be successful in these relationships as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company. As of April 30, 1998, the Company has 67 mortgage loans in process from the combined Networks aggregating approximately $14.3 million out of a total of 173 mortgage loans aggregating approximately $40.3 million which are currently being processed by the Company.

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

     In August 1994, the Company received a commitment from a commercial bank for two lines of credit aggregating $700,000, consisting of a $250,000 site improvement loan and a $450,000 revolving line of credit to finance construction of up to three residences in the subdivision. The site improvement loan which closed in November 1994, and was refinanced through a different lending institution in December 1996, is secured by a first mortgage on the development and is also secured by the personal guarantees of the Company's President and Executive Vice President. The interest rate on the site improvement loan is the bank's prime interest rate plus 1% and is payable monthly. The loan currently matures on July 31, 1998.

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

     In March 1995, the Company entered into a contract to sell one three (3) acre building lot for $125,000, for which a down payment of $25,000 was received. Under the terms of the contract, the Company agreed to finance $100,000 of the purchase price for six months, without interest, to be secured by a first mortgage and personal note on the lot securing the buyers obligation to the Company. The Company anticipates transferring title to the purchaser of this lot during the second quarter of 1998.

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

     In January 1996, the Company entered into a contract to sell to a real estate development corporation, 5 building lots which range in size from 3 to 5 1/2 acres for a total purchase price of $487,500. The Company received a total of $340,000 nonrefundable deposits and in December 1996 the contract was cancelled and the related deposit was converted to 34,000 shares of Series A Cumulative Convertible Preferred Stock of the Company. See Item 5 - Market for Common Equity and Related Stockholder Matters.

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

     In October 1996, the Company received approval of and accepted a commitment issued by a commercial bank for a construction mortgage financing line of credit in the amount of $550,000. In December 1996, the Company closed on the construction mortgage financing line of credit in the amount of $550,000. The loan provides a letter of credit in the amount of $111,583 which the Company assigned and deposited in escrow with municipal authorities during January 1997 to guarantee the township adequate funds to complete the balance of required site improvements on the Property if the Company fails to complete the required improvements. The mortgage loan further provided $430,417 which was used to refinance the mortgage loan which was on the property, funds to complete the balance of required site improvements and provides an interest reserve. The loan was due one year from the closing date, however, the bank at the request of the Company has extended the term through July 1998. The letter of credit was extended for an additional one year period to December 1998. The mortgage loan is further secured by the personal guarantees of the Company's President and Executive Vice President.

     In January 1997, the Company filed its maps with county authorities on the subdivision located in Hunterdon County, New
Jersey.

     In February, March and June 1997, the Company transferred title to and received payment in full on 3 unimproved building lots to 3 non-affiliates of the Company in the amount of $97,500, $110,000 and $110,000 respectively. Proceeds from these sales were used to pay down mortgage debt owed to a commercial bank and the balance provided working capital to the Company. On the first two of three lots sold, the Company arranged construction financing through Capital and construction management through an affiliate of the Company. The homes were completed by July of 1997.

     In January 1998, the Company executed a contract of sale for an additional lot in the amount of $110,000 and received $11,000 as a deposit. In April 1998, the Company received an additional deposit of $70,000 bringing the total deposit to $81,000. The Company anticipates transferring title to this lot during the fourth quarter of 1998.

     As of April 30, 1998 the Company owns 7 unimproved building lots within the subdivision of the Property and has two contracts of sale pending in the amount of $235,000 of which it has received total deposits of $156,000.

     As of April 30, 1998 the Company is indebted to the commercial bank for the mortgage loan on its subdivision in the amount of approximately $169,000.

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

EMPLOYEES

     As of April 30, 1998, the Company had 19 employees, of whom 3 were executives, 7 were employed in the processing of mortgage loans and other clerical positions and nine were loan officers. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices occupy approximately 700 square feet of a total area of approximately 2,800 square feet of office space it shares with Capital that is located in Bernardsville, New Jersey. The 2,800 sq. ft. office is leased from an unaffiliated third party pursuant to a lease which expires in March 1999 and provides for a monthly rental of approximately $4,317. Management believes that there is ample alternative office space in the area for comparable rent should the Company be required to relocate its office at the expiration of the current lease term.

     As described in ITEM 1, "Business - American Asset
Development Corporation", as of April 30, 1998, the Company owns 7 unimproved building lots within a subdivision consisting of approximately 25 acres of land in Franklin Township, Hunterdon County, New Jersey.

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

     In August, 1996, an arbitration was commenced against the Company and its President, Vice-President, Addison Financial Services, Inc., Donovan Peterkin, G. K. Scott & Co., Inc., I. A. Rabinowitz & Co., L. C. Wegard & Co., Inc., and Russell Frayko in the Arbitration Department of the National Association of Securities Dealers(NASD). The complaint, which claims fraud, misrepresentation, unsuitability and breach of fiduciary duty, was brought by two individuals who allegedly lost $59,000 investing in shares of the Company's 1989 private offering of common stock. The Company has refused to submit to the NASD arbitration on the grounds that all alleged transactions or occurrences cited in the complaint occurred more than six years before the commencement of the arbitration and are, therefore, past the statute of limitations as defined under the NASD's Code of Arbitration Procedure. Although the outcome of the arbitration cannot currently be determined, the Company believes that an award against it is unlikely.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year ended
December 31, 1997.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In December 1997, the Company extended the expiration date of the Company's Class B and Class C Common Stock Purchase
Warrants from January 29, 1998 until January 29, 1999.

     In December 1996, the Company received stock subscriptions to convert $565,000 of debt into 56,500 shares of 5% Non-voting Series A Cumulative Convertible Preferred Stock. Of this amount $340,000 represented the conversion into equity of a deposit the Company had previously received on a January 1996 contract for 5 building lots that was later cancelled. Each preferred share accrues $.50 in annual dividends, payable semi-annually.
Each share of Preferred Stock is convertible into either two shares of the Company's common stock or twenty shares of common stock of the Company's wholly owned subsidiary, Capital. Initial conversion prices are $10.00 per preferred share for two (2) shares of the Company's common stock or $10.00 per preferred share for twenty (20) shares of common stock in Capital. Conversion prices are subject to adjustment under certain conditions. The Company has the right to require conversion of the preferred stock into the Company's common stock if the sales price of the Company's common stock has been a least $6.50 per share for all ten trading days ending on the third day prior to the day on which the Company gives notice of mandator conversion. The Company also has the right to redeem the preferred shares with 10 days notice at $5.15 per share plus all accrued and unpaid dividends.

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

     In June 1997, the Company received a stock subscription for 2,250 shares of 5% Non-voting Series A Cumulative Convertible Preferred Stock from an additional accredited investor under the same terms and conditions as the December 1996 subscriptions.

    During the year ended December 31, 1997 the Directors of the Company received an aggregate of 8,753 and 2,921 shares of common stock as payment for attending board meetings for the years ending December 31, 1996 and 1997 respectively.

     Sales of preferred stock and issuances of common stock described above, were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

MARKET INFORMATION

     The Company's Common Stock is traded in the over-the-counter market and since December 8, 1994, has been quoted on the OTC
Bulletin Board of the NASD under the symbol "AAMC".

    The following table sets forth, for the periods indicated, the range of the high and low bid prices for the Company's Common Stock as reported by the OTC Bulletin Board. OTC Bulletin Board prices reflect inter-dealer quotations, which do not reflect mark-ups, mark-downs or commissions and may not represent actual transactions.

                     1997 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock   4.50   1.25     3.50   2.50     3.50   2.50    3.75  2.50

                     1996 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock  1.00   0.96875   1.00   1.00     1.50  1.00    1.375  1.00

HOLDERS

     The number of record holders of the Company's Common Stock was approximately 125 as of April 30, 1998. The Company believes that, in addition, there are in excess of 300 beneficial owners of its Common Stock whose shares are held in "street name".

DIVIDENDS

     To date, the Company has not paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings and will also be subject to the rights of any holders of stock, such as preferred stock, having preference of payment of dividends over holders of common stock. The Company's Board does not intend to declare any dividends on the common stock in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations.

     During 1997 the Company accrued dividends of $30,909 payable on 68,750 shares of its 5% Non-Voting Series A Cumulative
Convertible Preferred Stock. A total of $14,505 was paid during 1997 and the balance of 16,403 was paid in January 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1996

     Total revenues for the year ended December 31, 1997 were $2,400,727 compared to $602,916 for the year ended December 31, 1996, an increase of $1,797,811 or 398%. The increase was primarily attributable to an increase in origination fees of $1,001,440, from $476,273 to $1,477,713; an increase in application fees of $31,403, from $82,165 to $113,568 and an increase in mortgage interest income of $259,468, from $44,478 to $303,946, primarily of Capital. The increase in revenues is primarily attributable to an increased amount of mortgage closings during the year as a result of the Company establishing outside sources of mortgage loan applications and rebuilding its sales force of mortgage loan originators. In addition, the Company had land sales during 1997 through its wholly owned real estate development subsidiary American Asset Development Corporation, amounting to $505,500. Capital closed 447 residential mortgage loans in the principal amount of approximately $80,462,896 in 1997 compared to 143 loans in the principal amount of approximately $22,882,447 in the prior year, an increase in number of approximately 304 and an increase in amount of $57,580,449 or approximately 351%. At December 31, 1997, the Company had approximately 78 mortgage loan applications in process in the amount of approximately $15,714,607 compared to approximately 138 mortgage loan applications in the approximate amount of $21,838,318 at December 31, 1996, decreases of approximately 43.5% and 28.1% respectively. The decrease was due to an absence of applications from a network of mortgage brokers in the fourth quarter of 1997 which was acquired by another entity. Several of those mortgage brokers resigned from the newly acquired company to form their own company and re-commenced doing business with the Company in January 1998. The Company also hired two former employees of the original network during January and February 1998 to originate mortgage applications exclusively for the Company.

     Total selling, general and administrative expenses ("SG&A")for the year ended December 31, 1997 were $2,396,281, an increase of $1,343,450 or 227.6% from the $1,052,831 incurred in the prior year. The increase in SG&A was the result of increased salaries and benefits of $32,895 or 6.8%, and increase of $553,083 for the land development costs associated with lots that were sold, increases in employee commission costs of $464,851 or 419.9%, increases in other expenses of $286,621 or approximately 170.3%. Expressed as a percentage of revenues, SG&A decreased to approximately 99.8% in 1997 from 174.6% in 1996, reflecting expenses increasing at a lesser rate than the increase in revenues.

     Due to the foregoing, the Company incurred net income of $5,666, prior to preferred stock dividends of $30,909 resulting in a net loss available to shareholders of $25,243 ($0.03 per share) for the year ended December 31, 1997 compared to a net loss of $447,486 ($0.48 per share) in the prior year. The Company did not pay any preferred stock dividends during 1996. Other income was $1,220 in 1997 compared to $2,429 in 1996.

     The Company did not record a special charge in 1997, however, it did record a special charge of $17,000 in December 1996, for a provision to adjust the carrying value of land and development costs to estimated net realizable value. The provision was based on a review of the sales price per sales contracts and the costs of land and development incurred and anticipated for improvements. As the total anticipated costs exceeded the anticipated sales price, an allowance was provided to reduce the carrying amount to the estimated net realizable value.

     No provision for income taxes was made in 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Commencing in the second quarter of 1996 and throughout 1997, the Company took certain actions which are intended to improve operating results. Such actions included, but were not limited to, replacing substantially all of its former loan officers with new originators of mortgage loans and seeking other outside sources of mortgage loans. The Company also recruited and hired loan originators to work from its main office in Bernardsville, New Jersey.

     The Company's capital resources during the year ended December 31, 1997, have primarily been derived from revenues generated by its mortgage banking operations, land sales and to a lesser extent, interest received on mortgages outstanding. The Company's cash position improved in 1997 and during 1996 the Company has also been dependent on proceeds of sale and proceeds of partial payments received upon execution of contracts for sale of building lots, the proceeds derived from the sale of a mortgage at a discount which was granted to a buyer of a building lot on property the Company owned in Hunterdon County, New Jersey in order to obtain and preserve sufficient cash to continue its operations. On December 31, 1997 the Company had a working capital deficit of $310,128 compared to a working capital deficit of $913,049 on December 31, 1996.

       As of December 31, 1997, the Company had cash and cash equivalents of $236,103 compared to $220,733 at December 31, 1996, an increase of $15,370, or approximately 6.9%. The increase was primarily attributable to net cash provided by operating activities of $304,040, offset by net cash used in investing activities of $56,642 and net cash used in financing activities of $232,028. Net cash provided by operating activities was the result of net income of $5,666, the allocation of land and development costs to lots sold of $711,084, an increase in warehouse loans payable to $575,912, depreciation and amortization of $9,222 and the discount on sale of the mortgage of $23,000. This was offset by cash used in operating activities by the increase in notes receivable of $37,667, the increase in mortgage loans receivable of $613,125, the decrease in accounts payable and accrued expenses of $170,860, the decrease in deferred income of $17,179 and the reduction in the allowance for net realizable value of $158,000. Net cash was used in investing activities for the purchase of fixed assets of $1,308 and the payment of land and development costs of $60,284. This was offset by the collection of commission advances of $4,950.

     Cash was used in financing activities for the principal payments on the mortgage of $265,448, payment of loans payable of $52,074 and the payment of preferred stock dividends of $14,506.
This was offset in part by the proceeds received from the subscription of preferred stock of $100,000.

     At December 31, 1997, the Company had an executed contract of sale amounting to $125,000 for one of the unimproved building lots owned by the Company contained in the subdivision on the Property, which related to the Company's real estate activities. The Company had collected $75,000 as a down payment on the contract for the sale of the lot.

     In January 1998, the Company executed a contract of sale for an additional lot in the amount of $110,000 and received $11,000 as a deposit. In April 1998, the Company received an additional deposit of $70,000 bringing the total deposit to $81,000. The Company anticipates transferring title to this lot during the fourth quarter of 1998.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

None.



                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

The Company's executive officers and directors are as follows:

                                          POSITION WITH
      NAME                AGE              THE COMPANY
Richard G. Gagliardi      51          Chairman of the Board,
                                      President and Chief
                                      Executive Officer

Lynn K. Gagliardi         40          Executive Vice President,
                                      Secretary and Director

Bernard Gitlow            71          Director

Theodore P. Rica, Jr.     36          Director

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

     The executive officers of the Company are elected by the Company's Board of Directors. Each executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by in the Company's By-Laws.

KEY EMPLOYEE

     ANGELO PENNISI, 39, was employed by Capital from March 1996 through August 1996 as a Vice President and Sales Manager. In August 1996, he was promoted to Senior Vice President of Capital where he currently is in charge of secondary marketing, which includes the selling of mortgages to investors in order to maximize the Company's earnings potential and oversees the pricing of mortgage loans and mortgage product lines. He was Vice President Sales and Marketing for Sterling National Mortgage Co., Inc. from August 1994 to February 1996 and Regional Manager and Vice President for Meridian Mortgage Corporation from July 1987 to August 1994.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the periods presented the compensation paid by the Company and its subsidiaries for services rendered during the fiscal year ended December 31, 1997 to the Company's Chief Executive Officer (the "named executive"). No other executive officer of the Company received an annual salary, bonus or other compensation in excess of $100,000 for the fiscal year ended December 31, 1997.


                         SUMMARY COMPENSATION TABLE
                            ANNUAL COMPENSATION

   Name and Principal                      Other Annual
   Position             Year   Salary      Compensation
Richard G. Gagliardi    1997  $ 92,500      $ 6,900(2)
Chairman of the Board,  1996    90,000        6,900(2)
President and Chief     1995    90,000(1)     6,900(2)
Executive Officer


(1) Includes $30,231 in accrued salary not paid to Mr. Gagliardi as of December 31, 1995.

(2) Represents the approximate reimbursement cost of an automobile leased by Mr. Gagliardi for business purposes.


COMPENSATION OF DIRECTORS

     In October 1996, the board of directors agreed to forego receiving cash compensation and to receive Common Stock of the Company in lieu of cash for attendance at the Company's future Board of Directors and Stockholders meetings. During the fiscal years ending December 31, 1996 and December 31, 1997, an aggregate of 8,753 shares of common stock and 2,921 shares of common stock, respectively, was issued to the members of the board of directors for attending board meetings. Pursuant to the Company's 1992 Stock Option Plan (the "Plan"), directors are eligible to receive non-qualified options, and in addition, directors who are employees of the Company are also eligible to receive incentive options.

STOCK OPTION PLAN

     In July 1992, shareholders of the Company ratified the adoption by the Board of Directors of the Plan. The Plan authorizes the grant of incentive and non-qualified options to purchase up to 100,000 shares of the Company's Common Stock and is administered by the Board of Directors. Only employees of the Company are eligible to receive incentive stock options pursuant to the Plan. As of December 31, 1997, options to purchase 67,000 shares of the Company's Common Stock have been granted pursuant to the Plan including non-qualified options to purchase 20,000 shares of Common Stock at $1.25 per share to Theodore P. Rica, Jr., a director of the Company; 10,000 shares of Common Stock at $1.25 per share and 10,000 shares of Common Stock at $1.50 to Robert J. DiQuollo, a former director of the Company who resigned in April 1998 for personal reasons. Mr. DiQuollo remains as an advisor to the Company. No options were exercised during 1997. As of December 31, 1997, options to purchase 33,000 shares of the Company's Common Stock were available for grant under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information as of April 30, 1998 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) the named executive, (iii) each of the Company's directors and (iv) all directors and executive officers as a group:

                            AMOUNT AND NATURE      PERCENTAGE  OF
NAME AND ADDRESS  OF           BENEFICIAL            OUTSTANDING
BENEFICIAL OWNER (1)         OWNERSHIP  (2)        SHARES  OWNED

Richard G. Gagliardi          503,066 (3)              53.1%
Lynn K. Gagliardi              12,487 (4)               1.3%
Theodore P. Rica, Jr.          23,054 (5)               2.4%
Bernard Gitlow                  8,753 (6)                *

All directors and executive
officers as a group (four persons)      547,360 (5)(6)   57.7%

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

(6) Includes 3,426 shares of Common Stock which may be purchased by Mr. Gitlow upon exercise of immediately exercisable warrants.


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

     In August 1996, the Company received a request, from the purchaser under a January 1996 contract for the five building lots, to assign one of the five lots to a third party. The assignment called for a payment from the new buyer to the original contracted buyer of $2,500 and the balance of $97,500 to the Company for the lot. In September 1996, the Company agreed to the assignment. In October 1996 the Company, through Capital committed to provide a construction/permanent mortgage loan to the new buyer and in November 1996 a building permit was issued to the purchaser under contract to construct a single family residence. An affiliate of the Company acted as site manager for the construction of this house which was completed in July 1997. The affiliate company is majority owned by Theodore P. Rica, Jr., a director of the Company. The Company closed title to this lot during March 1997.

     As of December 31, 1997, the Company had borrowed from various stockholders, including but not limited to Alice E. Gagliardi, Mr. Gagliardi's mother, Bernard Gitlow a director of the Company and Richard G. Gagliardi and Lynn K. Gagliardi officers of the Company, in the aggregate amount of $172,404. The loans bear interest at the rate of 12%. See 11 of notes to the financial statements.

     In June 1997, the Company received a stock subscription for 2,250 shares of 5% non-voting Series A, Cumulative Convertible Preferred Stock in lieu of accumulated interest due a creditor, Alice E. Gagliardi, who is Mr. Gagliardi's mother, through the date of subscription on a corporate debt of $75,000.

     In December 1996, the Company received a stock subscription for 20,000 shares of 5% Non-voting Series A, Cumulative
Convertible Preferred Stock from Theodore P. Rica, Jr., a director of the Company, which converted a debt owed to Mr. Rica by the Company, to equity.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENT
                                                        PAGE NO.

Report of Independent Accountants                          F-1
Consolidated Balance Sheet - December 31, 1997             F-2
Consolidated Statements of Operations -
 for the years ended December 31, 1997 and 1996            F-3
Consolidated Statements of Changes In Stockholders'
 Equity - for the years ended December 31, 1997 and 1996   F-4
Consolidated Statements of Cash Flows - for the years
 ended December 31, 1997 and 1996                          F-5
Notes to Consolidated Financial Statements             F-6 - F-12

<AUDIT-REPORT>      INDEPENDENT AUDITORS' REPORT

To the Stockholders of
AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended in conformity with generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, the Company is involved in litigation relating to the Company's 1989 private offering of common stock. The outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.


Paramus, New Jersey                  /s/RD Hunter & Company LLP
March 27, 1998                       Certified Public Accountants

  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES  Exh. A
                     Consolidated Balance Sheets
               Years Ended December 31, 1997 and 1996

ASSETS                                      1997           1996
Current Assets:
  Cash & cash equivalents               $  236,103     $  220,733
  Notes receivable                          66,322         28,655
  Mortgage loans receivable              1,927,000      1,336,875
  Prepaid & other current assets            68,307         60,294
     Total current assets                2,297,732      1,646,557

Land and development costs               1,041,803      1,534,603

Furniture & equipment, at cost,
 less accumulated depreciation              8,223          14,933
OTHER ASSETS:
  Intangible assets                           -0-           1,204
  Commission advances                       4,600           9,550
     Total other assets                     4,600          10,754

     TOTAL:                            $3,352,358      $3,206,847

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accts. payable & accrued expenses    $  255,970      $  379,014
  Deferred income                           6,170          23,349
  Liability for land development costs     86,570         134,386
  Loans payable                           117,917         192,491
  Lot deposits                             75,000          91,000
  Warehouse loans payable               1,886,040       1,310,128
  Mortgage payable                        163,790         429,238
  Preferred stock dividends payable        16,403             -0-
    Total current liabilities           2,607,860       2,559,606

STOCKHOLDERS' EQUITY
  Preferred stock subscribed,
   no par value; 68,750 shares
   5% Non-voting Series A
   Cumulative Convertible, aggregate
   liquidation value $687,500             687,500        565,000
  Common stock, no par value;
   10 mil. shares authorized;
   936,119 shares issued &
   outstanding                          2,449,325      2,449,325
  Additional paid-in capital              231,207        231,207
  Accumulated deficit                  (2,623,534)    (2,598,291)
     Total stockholders' equity           744,498        647,241
     TOTAL:                            $3,352,358     $3,206,847
(The accompanying notes are an integral part of these financial statements.)
                                F-2

  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES   Exh. B
              Consolidated Statements of Operations
             Years Ended December 31, 1997 and 1996



                                             1997         1996
REVENUES:
  Mortgage origination fees              $1,477,713   $  476,273
  Land sales                                505,500          -0-
  Application fees                          113,568       82,165
  Mortgage interest income                  303,946       44,478
               Total revenues             2,400,727      602,916


SELLING, GENERAL & ADMINISTRATIVE EXPENSES
  Salaries & benefits                       515,890      482,995
  Commissions                               610,157      145,306
  Other expenses                            694,151      407,530
  Land development costs                    553,083          -0-
  Loss from sale of mortgage                 23,000          -0-
  Special charge                                -0-       17,000
      Total selling, general
      & administrative expenses           2,396,281    1,052,831

NET INCOME (LOSS) FROM OPERATIONS             4,446     (449,915)

Other Income                                  1,220       2,429

NET INCOME (LOSS) BEFORE
PROVISION FOR INCOME TAXES                    5,666    (447,486)

Provision for income taxes                      -0-          -0-

NET INCOME (LOSS)                             5,666    (447,486)

Dividends on preferred stock                 30,909         -0-

NET LOSS AVAILABLE FOR COMMON SHAREHOLDERS $(25,243)   $(447,486)

NET LOSS PER COMMON SHARE                  $  (0.03)   $   (0.48)


WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                   936,119      936,119


(The accompanying notes are an integral part of these financial statements.)

  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES   Exh. C
Consolidated Statements of Changes in Stockholders' Equity
            Years Ended December 31, 1997 and 1996



                     PREF'D STOCK   ADDTN'L
    COMMON STOCK      SUBSCRIBED    PAID-IN   ACCUM'D
  SHARES    AMOUNT  SHARES  AMOUNT  CAPITAL   DEFICIT   TOTAL

Balance, December 31, 1995:
916,119 $2,434,325     --     --  $231,207 $(2,150,805) $514,727


Preferred stock subscriptions:
     --         -- 56,500 565,000      --          --    565,000


Issuance of common stock:
 20,000     15,000     --      --      --          --     15,000


Net loss for year ended 1996:
     --         --     --      --      --    (447,486)  (447,486)


BALANCE, December 31, 1996:
936,119  2,449,325 56,500  565,000  231,207  (2,598,291)  647,241


Issuance of preferred stock
     --         -- 12,250  122,500       --          --   122,500


Preferred stock dividends
     --         --     --       --       --     (30,909) (30,909)


Net income for year ended 1997
     --         --     --       --       --       5,666    5,666


BALANCE, December 31, 1997
936,119 $2,449,325 68,750 $687,500 $231,207 $(2,623,534) $744,498


(The accompanying notes are an integral part of these financial statements)
                            F-4

   AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES   Exh D
           Consolidated Statements of Cash Flows
          Years Ended December 31, 1997 and 1996

                                            1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $     5,666  $  (447,486)
  ADJUSTMENTS TO RECONCILE
   NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:
    Depreciation and amortization             9,222       19,054
    Utilization of lot deposits             (16,000)         -0-
    Reserve for bad debts                    (3,283)       7,569
    Allowance for net realizable value     (158,000)      17,000
    Allocation of land & development
     costs to lots sold                     711,084          -0-
    Interest expense value assigned to
      common stock issued                       -0-       15,000
    Discount on sale of mortgage             23,000          -0-
  CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN:
    Notes receivable                        (37,667)      (1,970)
    Mortgage loans receivable              (613,125)    (678,449)
    Prepaid and other assets                 (4,730)      (1,320)
  INCREASE (DECREASE) IN:
    Accounts payable & accrued expenses    (170,860)     (22,752)
    Deferred income                         (17,179)      23,349
    Warehouse loans payable                 575,912      670,378
    Net cash provided by
     (used in) operating activities         304,040     (399,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collection of commission advances           4,950        2,220
  Purchase of fixed assets                   (1,308)      (9,398)
  Increase in land & development costs      (60,284)     (61,217)
  Proceeds from lot deposits                    -0-       73,000
    Net cash provided by
     (used in)investing activities          (56,642)       4,605

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of mortgage           (265,448)    (228,248)
  Proceeds from subscription of
    preferred stock                         100,000          -0-
  Proceeds from mortgage payable to bank        -0-      429,238
  Proceeds from loans payable               (52,074)     140,411
  Payments of preferred stock dividends     (14,506)         -0-
    Net cash provided by
     (used in) financing activities        (232,028)     341,401
Net increase (decrease) in cash              15,370      (53,621)
Cash and cash equivalents,
  at beginning of year                      220,733      274,354
CASH & CASH EQUIVALENTS, AT END OF YEAR  $  236,103   $  220,733
Supplemental non-cash investing&financing activities: See Note 13 (The accompanying notes are an integral part of these financial statements)
                             F-5

 AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES   Exh. E
        Notes to Consolidated Financial Statements        Page 1
               December 31, 1997 and 1996

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

During 1997, the Company sold 193, 71, 31 and 19 of its 447 closed loans (43.2%, 15.9%, 6.5% and 4.0%) to four investors, which included two savings banks and two mortgage bankers.

The Company receives all of its funds for mortgage banking activities from one mortgage warehouse lender.

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. FIXED ASSETS AND DEPRECIATION

Fixed assets are stated at cost. Depreciation is computed by using the straight line method over the estimated useful lives of 3 years for computer equipment and leasehold improvements and 5 years for furniture and equipment, for both financial reporting and income tax purposes.

D.  MORTGAGE LOANS RECEIVABLES

Mortgage loans receivable are held for sale and are reported at the lower of cost, or market value. The method used to determine this amount is the individual loan amount. At December 31, 1997, and 1996, cost approximates the market value of such loans.
                             F-6

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

I.  INCOME (LOSS) PER SHARE

Income (loss) per share amounts are based on the weighted average number of shares outstanding. No effect has been given to shares issuable for outstanding options and warrants as the effect would be antidilutive.

J.  RESERVE FOR BAD DEBTS

A reserve for bad debts has been provided for on all commission advances and notes receivable turned over for collection. The reserve at December 31, 1997 was $21,100 and at December 31, 1996 was $24,383.

NOTE 2 - CASH:

Included in the cash balance at December 31, 1996 is $50,000 held in escrow by a lending institution used to support interest payments on an outstanding loan balance (see Note 8). Also included in the cash balance is $11,000 held in a legal escrow account and used as a down payment on a real estate lot which closed during March, 1997 (see Note 16). Total unrestricted cash amounts to $159,733 at December 31, 1996 and $236,103 at December 31, 1997.

NOTE 3 - FIXED ASSETS:

Fixed assets consist of:


     Computer equipment                $ 46,433    $ 45,124
     Furniture and fixtures              19,291      19,291
     Office equipment                    37,413      37,413
     Leasehold improvements               2,240       2,240
                                        105,377     104,068
     Less, Accumulated depreciation      97,154      89,135

           NET FIXED ASSETS            $  8,223    $ 14,933

                                                           Exh. E
                                                           Page 3
Depreciation expense was $8,018 and $17,850 for the years ended
December 31, 1997 and 1996 respectively.

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets at December 31, 1997 consist of:

     Goodwill                                      $ 86,370
     Organization costs                              45,515
                                                    131,885
     Less, Accumulated amortization                 131,885

           NET INTANGIBLE ASSETS                   $    -0-

Amortization expense was $1,204 and $1,204 for the years ended
December 31, 1997 and 1996, respectively.

NOTE 5 - LAND AND DEVELOPMENT COSTS:

Land and development costs are comprised of an investment in capitalized loans of $675,000 to acquire the land, issuance of 148,000 shares of common stock in 1992 with a fair market value of $259,000 to acquire the minority interest and development costs incurred of $758,603, less an allowance of $158,000 to reduce the carrying amount to estimated net realizable value as of December 31, 1996. During 1997 $553,083 of land and development costs were charged to expense for the lots sold during the year. At December 31, 1997, no allowance for net realizable value was established as revenues from the remaining land and development are anticipated to exceed related costs.


NOTE 6 - MORTGAGE LOANS RECEIVABLE:

On March 3, 1995, the Company received a commitment for a $5,000,000 warehouse line of credit from a mortgage warehouse lender. At December 31, 1997 the commitment was reduced to $2,500,000. Funds from this line of credit are lent to borrowers once an investor (usually a bank) has agreed to purchase the mortgage. These funds are secured by residential mortgage loans. The line of credit is repaid by the investor at the time of the closing. As of December 31, 1997, seven loans had yet to be closed, resulting in a warehouse loan payable of $1,886,040 offset by mortgage loan receivables of $1,927,000. Three loans were closed in the first quarter of 1998. At December 31, 1996 fourteen loans had yet to be closed, resulting in a warehouse loan payable of $1,310,128 offset by mortgage loans receivable of $1,336,875. Interest expense was $277,801 and $87,057 for the years ended December 31, 1997 and 1996, respectively.


NOTE 7 - LOT DEPOSITS:

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

In 1997, four lots were sold and the Company utilized $16,000 of deposits received on the lots. At December 31, 1997, the Company has a deposit of $75,000 on one lot.

                                                           Exh. E
                                                           Page 4
NOTE 8 - MORTGAGE PAYABLE

During December, 1996, the Company refinanced a site improvement loan from a Commercial bank, which is evidenced by a note and collateralized by a mortgage creating a valid first lien on ten of the Company's eleven land development lots. Interest is charged at a rate equal to one and one-half percent (1.5%) per annum above The Wall Street Journal prime rate (8.50% at December 31, 1997). The refinancing increased the total mortgage payable to $429,238 at December 31, 1996. The principal portion of the debt is to be paid down with the use of proceeds obtained from the sale of the ten real estate lots. Interest is to be paid from a $50,000 escrow account set up by the bank and included in the principal balance. The balance due at December 31, 1997 was $163,790. The mortgage is payable in full no later than April 30, 1998.

In addition to the site improvement loan, the Company received a $111,583 letter of credit, secured by the same mortgage lien on the ten real estate lots. The interest rate on all advances from the letter of credit will be equal to one and one-half percent (1.5%) per annum above The Wall Street Journal prime rate. All advances are payable in full at December 30, 1997. As of December 31, 1997 and 1996, the Company had not received any advances from the letter of credit. The Company has been granted an extension of payment on the mortgage to April 30, 1998. The Company is in the process of negotiating an extension of the due date.

NOTE 9 - INCOME TAXES

The Company has deferred tax assets of $1,006,000 at December 31, 1997 and 1996 respectively, arising from net operating loss ("NOL") carry forwards of approximately $2,320,000 which expire between 2001 and 2011. A valuation allowance has been recorded in the amount of $1,004,000 and $1,006,000 at December 31, 1997 and 1996 respectively, due the to uncertainty of future utilization of the Company's NOL carry forwards.

NOTE 10 - STOCKHOLDERS' EQUITY:

Through a public offering in April 1991, the Company sold 150,878 units (unadjusted), each unit consisting of three shares of common stock, one Class A Common Stock Purchase Warrant, one Class B Common Stock Purchase Warrant and one Class C Common Stock Purchase Warrant. Net proceeds of the offering were $1,089,821. Each Class A Warrant entitled the holder to purchase one share of common stock at an exercise price of $17.50 until January 29, 1994, when the unexercised warrants expired. Each Class B Warrant entitles the holder to purchase .20941 share of common stock at an exercise price of $19.10 per whole share until January 29, 1999. Each Class C Warrant entitles the holder to purchase .20977 share of common stock at an exercise price of $21.45 per whole share until January 29, 1999. No fractional shares will be issued upon exercise of the Class B and C

                                                           Exh. E
                                                           Page 5
Warrants. The Company may redeem the warrants at $0.10 each upon 30 days written notice, providing the closing bid price of the common stock shall have exceeded $25.00 per share for ten consecutive days preceding the date of such notice.

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

In January of 1996, the Company issued 20,000 shares of common stock to three individuals in order to satisfy an obligation from a loan agreement drawn up in June, 1995. The agreement called for the issuance of 20,000 shares of Company common stock to the individuals upon final payment of the principal and interest.
The value of the shares at the time of transfer was $15,000. As a result of the transaction, $15,000 has been reflected as interest expense and $15,000 as an addition to common stock.

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

As of December 31, 1996, the Company received stock subscriptions to convert $565,000 of debt into 56,500 shares of 5% Non-voting Series A Cumulative Convertible Preferred Stock. During 1997, the Company received additional stock subscriptions of $122,500 for 12,250 shares of the preferred stock. Each preferred share accrues $.50 in annual dividends, payable semi-annually commencing July 1, 1997. Each share is convertible into either two shares of the Company's common stock or twenty shares of common stock of an affiliated company, Capital Financial Corp.(CFC). Initial conversion prices are $10.00 per preferred share for two (2) shares of the Company's common stock or $10.00 per preferred share for twenty (20) shares of common stock of CFC. Conversion prices are subject to adjustment under certain conditions. The Company has the right to require conversion of the preferred stock into common stock if the sales price of the common stock has been at least $6.50 per share for all ten trading days ending on the third day prior to the day on which the Company gives notice of mandatory conversion. The Company also has the right to redeem the preferred shares with 10 days notice at $5.15 per share plus all accrued and unpaid dividends. The aggregate redemption value amounts to $354,063.

NOTE 11 - RELATED PARTIES:

A. Notes receivable as of December 31, 1997 included a $23,946 demand note with interest at 8% and payable monthly from the Company's former Chief Financial Officer. An allowance of $7,569 for the note has been established for the amount assumed to be uncollectible.

B. Loans payable as of December 31, included the following related party demand notes:
                                                         ANNUAL
                                                        INTEREST
    RELATED PARTY               1997          1996        RATE

 Stockholders                 $ 84,214     $ 139,637       12%
 Chief Executive Officer      $  6,378     $  32,137       12%
 Executive Vice President     $ 27,325     $  20,717       12%

C. Included in accrued expenses as of December 31, 1997 and 1996 are back salaries owed to the Chief Executive Officer and the Executive Vice President for $30,231 and $24,256, respectively.

NOTE 12 - COMMITMENTS

The Company has entered into various operating lease agreements for office space and office equipment. The leases expire periodically through July 2002.

The future minimum rental commitments under noncancelable operating leases are as follows:

           YEAR                                  AMOUNT

           1998                                  58,368
           1999                                  19,413
           2000                                   5,941
           2001                                   5,941
           2002                                   2,476

                          TOTAL:              $  92,139

Rental costs under operating leases amounted to $60,929 and $59,652 for the years ended December 31, 1997 and 1996, respectively.

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

In June 1997, the Company received stock subscriptions to convert
$22,500 of debt into 2,250 shares of 5% Non-voting Series A
Cumulative Convertible Preferred Stock (see Note 10).

Cash paid during the year for:
                                                 1997      1996

          Income taxes                        $     -   $     -

          Interest                            $243,323  $ 35,164

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

NOTE 15 - SPECIAL CHARGE:

The Company recorded a special charge of $17,000 in December 1996 for a provision to adjust the carrying value of land and development costs to estimated net realizable value. The provision was based on a review of the sales price per sales contracts and the costs of land and development incurred and anticipated for improvements at December 31, 1996. As the total anticipated costs exceeded the anticipated sales price, an allowance was provided to reduce the carrying amount to the estimated net realizable value.

NOTE 16 - MANAGEMENT PLANS:

As shown in the accompanying financial statements, the Company incurred a net loss of $447,486 for the year ended December 31, 1996 and has an accumulated deficit of $2,623,534 at December 31, 1997. These conditions have caused management to institute a reorganization plan. Pursuant to the plan, management has received stock subscriptions to convert $587,500 of debt to equity (see Note 10), and obtained additional sources of business. Also as part of the plan, the Company has refinanced its property mortgage in December 1996 (see Note 8) and executed and closed on four contracts of sale for four lots totaling $505,500 during 1997. One contract of sale totaling $125,000 is anticipated to close in the second quarter of 1998.

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

</AUDIT-REPORT>

(b)  CURRENT REPORTS OF FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1997.

(c)     EXHIBITS

      *3.1(a) Certificate of Incorporation as Amended
    ***3.1(b) Amendment to Certificate of Incorporation filed
                February 1995
      *3.2    By-Laws
      *4.3    Form of Warrant Agreement between the Company and
                Continental Stock Transfer and Trust Company, as
                Warrant Agent
    **10.5    1992 Stock Option Plan
      10.6    Lease agreement for Capital Financial Corp. -
                Bernardsville, NJ
      21      Subsidiaries of the Company
      27      Financial Data Schedule - For SEC Use Only

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

                            AMERICAN ASSET MANAGEMENT CORPORATION
                                       (Registrant)



                                 /S/_Richard G. Gagliardi________
                 05/18/98               Richard G. Gagliardi
                  Date                       President
                                            (Signature)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                 /S/_Richard G. Gagliardi________
                 5/18/98                Richard G. Gagliardi
                  Date                  President
                                        (Principal Executive,
                                         Financial and Accounting
                                         Officer)
                                        (Signature)


                                 /S/_Lynn K. Gagliardi___________
                 5/18/98                Lynn K. Gagliardi
                  Date                  Executive Vice President
                                       (Signature)


                 5/18/98         /S/_Bernard Gitlow______________
                  Date                  Bernard Gitlow
                                        Director
                                        (Signature)


                 5/18/98         /S/_Theodore P. Rica, Jr._______
                  Date                  Theodore P. Rica, Jr.
                                        Director
                                        (Signature)

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