Form 10QSB
period 1998-06-30
AMERICAN ASSET MANAGEMENT CORP
filed 1998-07-31
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  June 30, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1998 there were 1,169,040 shares outstanding of the issuer's no par value common stock.

Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                       June 30,     December 31,
                                      ___1998___     ____1997____
_____________ASSETS________________
Cash & cash equivalents              $1,024,955       $  236,103
Mortgage loans receivable               292,625        1,927,000
Notes receivable                         19,323           66,322
Prepaid and other current assets        128,319           68,307

     Total current assets             1,465,222        2,297,732

Land and development costs            1,102,596        1,041,803
Furniture & equipment, at cost,
  less accumulated depreciation           7,731            8,223
Commission Advances                         -0-            4,600
     Total assets                     2,575,549        3,352,358

__LIABILITIES AND STOCKHOLDERS' EQUITY__
Current liabilities:
 Accounts payable & accrued expenses $  403,250       $  255,970
 Deferred income                         14,089            6,170
 Liability for land development             -0-           86,750
 Loans payable                           89,739          117,917
 Lot deposits                           156,000           75,000
 Warehouse loans payable                243,840        1,886,040
 Mortgage payable                       172,245          163,790
 Preferred stock dividends payable       17,279           16,403

    Total current liabilities         1,096,442        2,607,860

Stockholders' equity:
 Preferred stock subscribed, no par
 value; 68,750 shares-5% Non-voting
 Series A Cumulative Convertible
 aggregate liquidation value $687,500   687,500          687,500

 Common stock, no par value;
 10,000,000 shares authorized;
 1,169,040 shares issued and
 outstanding                          3,158,325        2,449,325
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (2,597,925)      (2,623,534)

     Total stockholders' equity       1,479,107          744,498
     Total liabilities and
     stockholders' equity            $2,575,549       $3,352,358
   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________
                         For the Three Months|For the Six Months
                         __Ended  June 30,___|__Ended June 30,___
                         __1998__   __1997___|__1998__   __1997__

Revenues:
 Mtg. origination fees  $531,321   $385,968   $ 838,283 $ 718,875
 Application fees         32,195     26,648      81,700    67,653
 Mtg. interest income     52,155    101,743      85,306   146,751
 Income from land sold       -0-    253,000         -0-   505,500

    Total revenues       615,671    767,359   1,005,289 1,438,779

Selling, general and
administrative expenses:
 Salaries & benefits     131,562    124,158     246,419   248,830
 Commissions &
  related expenses       215,701    170,437     359,698   313,049
 Other expenses          231,492    191,485     357,311   346,816
 Cost of land sold           -0-    285,635         -0-   543,135

Total selling, general
& administrative
expenses                 578,755    771,715     963,428 1,451,830

Income/(loss)
 from operations          36,916     (4,356)    41,861   (13,051)

Other income               1,623      1,053       1,623     1,128

Income/(loss) before provisions
for St. income taxes      38,539     (3,303)    43,484   (11,923)

Provision for State
 income taxes                -0-        -0-        -0-       -0-

Dividends on
 Preferred Stock           8,938      7,254     17,875    14,507

Net income/(loss)      $  29,601  $ (10,558)  $ 25,609  $(26,430)

Net income/(loss) per
 share available for
 Common Shareholders   $   0.025  $  (0.011)  $  0.022  $ (0.028)

Weighted avg. no.
 of shares of common
 stock outstanding     1,169,040    936,119   1,169,040   936,119

   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________
                          For the Three Months|For the Six Months
                           6/30/98    6/30/97 | 6/30/98   6/30/97
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net income/(loss)      $  38,539 $  (3,304)$  43,484 $ (11,923)
  Adjustments to
   reconcile net income/(loss)
   to net cash used in
   operating activities:
   Depreciation
    & amortization           1,466        163     1,465       327
CHANGES IN ASSETS
    & LIABILITIES:
 (Increase)decrease in:
  Notes receivable           1,499     1,140    46,999     2,116
  Mtg. loans receivable  2,844,825  (102,795)1,634,375(1,759,239)
  Prepaid & other assets    (7,655)  (14,729)  (53,946)  (74,797)
  Increase(Decrease) in:
   Accounts payable,
    accrued expenses,
    commissions payable
    & deferred income       (12,142)(90,522)   107,630  (107,418)
  Warehouse loan payable (2,831,561) 67,134 (1,642,200) 1,684,401
NET CASH (USED IN)
 PROVIDED BY OPERATING
  ACTIVITIES                34,971 (142,913)   137,807  (266,533)
CASH FLOWS FROM
 INVESTING ACTIVITIES
  Incr.(Decr.) in
   Lot deposits             70,000   (16,000)    81,000  (16,000)
  (Incr.)decr. in land
  & development costs      (13,289)  285,634    (60,793) 542,818
  Purchase of fixed assets     -0-       -0-     (2,439)     -0-
Net Cash (Used In) Provided
 By Investing Activities   746,711   269,634    707,768  526,818
CASH FLOWS FROM
  FINANCING ACTIVITIES
Subscriptions of pref'd stock   -0-    72,500        -0-   72,500
Subscriptions of
 common stock              690,000       -0-    690,000      -0-
Loans payable               11,022   (35,423)   (28,178) (65,099)
Mortgage Payable             4,327   (73,483)   (11,545)(273,532)
Dividends                  (17,000)   (7,445)   (17,000) (14,507)
NET CASH (USED IN) PROVIDED
BY FINANCING ACTIVITIES     (1,651)  (43,851)   (56,723)(280,638)
NET INCR/(DECR) IN CASH    780,031    82,870    788,852  (20,353)
CASH @ BEGINNING OF PERIOD 244,924   117,510    236,103  220,733
CASH @ END OF PERIOD    $1,024,955  $200,380  1,024,955 $200,380
   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. The consolidated financial statements of the Company include the operations of both wholly-owned subsidiaries, Capital Financial Corp. and American Asset Development Corporation. The Company's operations consist of specialized and mortgage banking services and real estate development. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1997 Annual Report on Form 10-KSB. The results of the three months ended June 30, 1998 are not necessarily indicative of the results of the full year.


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

Item 2.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION
_________________________________________________________________

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1997.

     Revenues for the three months ended June 30, 1998 were $615,671 compared to $767,359 for the three months ended June 30, 1997, a decrease of $151,688 or approximately 19.8%. The decrease was primarily attributable to an absence of building lot sales by American Asset Development Corporation ("Development"), the Company's wholly owned real estate development subsidiary and a decrease in mortgage interest income of $49,588, which was offset in part by an increase in origination fees of $145,353 and an increase of $5,547 in application fee income of Capital Financial Corp. ("Capital"), the Company's mortgage banking subsidiary. During the three month period ended June 30, 1998, the Company received 146 mortgage loan applications for processing from borrowers seeking loans aggregating $31,719,929 as compared to 133 applications in an aggregate amount of $26,430,882 in the comparable 1997 period. The Company closed 135 loans aggregating $29,797,745 in the three months ended June 30, 1998 compared to 128 loans closed aggregating $20,866,333 in the comparable 1997 period. At June 30, 1998, the Company had approximately 133 residential mortgage applications in process in the principal amount of $30,801,680 compared to 143 residential mortgage applications in process in the principal amount of $30,274,617 at June 30, 1997.

     Total selling, general and administrative expenses ("SG&A") for the three months ended June 30, 1998 were $578,755, a decrease of $192,960 or approximately 25.1% from $771,715 in the comparable 1997 period due to the absence of building lot sales. However, the Company's employee compensation, commissions and related items and other expenses increased in the 1998 period as a result of Capital's modification in the compensation structure for loan originators and certain other employees. As a percentage of revenues, SG&A was approximately 94.0% in the current 1998 period compared to 100.6% in the comparable 1997 period.

     As a result of the foregoing, the Company's net income before preferred stock dividends was $38,539 and its net income after preferred stock dividends for the three months ended June 30, 1998 was $29,601 or $0.025 per share, compared to a net loss of $3,304 and its net loss after preferred stock dividends of $10,558 or $0.011 per share for the comparable 1997 period.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1997.

     Revenues for the six months ended June 30, 1998 were $1,005,289 compared to $1,438,779 for the comparable 1997 period. The $433,490 decrease was the result of a decrease in land sold and mortgage interest income which was offset in part by increases in mortgage origination fees and application fees. The increase in mortgage origination fees and application fees was the result of the Company's modification of its retail and wholesale mortgage loan pricing policy and commission policy during the six month period. The decrease in mortgage interest income was a result of the Company's lower utilization of its warehouse credit line used to provide borrowers with construction to permanent mortgage loans than in the comparable 1997 period at interest rates higher than those charged to the Company by its warehouse credit line lender. During the six months ended June 30, 1998, the Company received 369 mortgage loan applications for processing from borrowers seeking loans aggregating $79,566,775 compared to 311 loan applications aggregating $57,160,833 received in the comparable period in 1997. The Company closed 236 loans aggregating $49,778,391 in the six months ended June 30, 1998, compared to 231 loans closed aggregating $37,611,646 in the comparable 1997 period.

     As a result of the foregoing, the Company's net income for the six months ended June 30, 1998 was $25,609 or $0.022 per share, compared to a net loss of $11,923 or $0.028 per share for the comparable 1997 period. The increase in net income in the 1998 period is attributable to expenses decreasing at a greater rate than the decrease in revenues.

     Total SG&A expenses for the six months ended June 30, 1998 were $963,428, a decrease of $488,402 or approximately 33.7% from $1,451,830 in the comparable 1997 period, due to a decrease in land sold and salaries and benefits, which was partially offset by increased commission and related expenses and other expenses related to mortgage processing. As a percentage of revenues, SG&A was approximately 95.8% in the current 1998 period compared to 100.9% in the comparable 1997 period. The Company is continuing its efforts to attract experienced loan originators with established business relationships and develop additional wholesale relationships as sources of loan originations.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had cash and cash equivalents of $1,024,955 compared to $236,103 at December 31, 1997. The increase was primarily attributable to the proceeds of $690,000 received from the sale of common stock and to a lesser extent cash provided from operating activities. Cash provided by operating activities was the net result of the net income for the six month period ended June 30, 1998, an increase in accounts payable and accrued expenses, collection of notes receivable and depreciation. Cash used in operating activities was primarily due to the increase in prepaid and other current assets. Cash provided by investing activities was the net result of the receipt of additional lot deposits and the increase in land development costs and the purchase of office equipment. Cash provided by investing activities was primarily due to the proceeds from the issuance of common stock offset by the payments made towards the loans and mortgage outstanding and the payment of preferred stock dividends.

     In May 1995, the Company received a $5,000,000 warehouse line of credit from a mortgage warehouse lender which enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At December 31, 1997 the amount was reduced to $2,500,000 and in July 1998 the amount was returned to $5,000,000. The Company continues to utilize the warehouse line of credit in the daily operation of it's mortgage banking subsidiary.

     In October 1996, the Company entered into an agreement to offer its mortgage products on an electronic network system ("Network") of thirty one mortgage bankers which originated applications through a real estate broker branch office system located throughout New Jersey. The applications were forwarded to Capital for processing and closing. The Company compensated the Network of originators with a commission based on closed loans originated by the Network. The Company believes it was one of approximately twelve lenders which offered mortgage products through this system. In February 1997, the Network was acquired by another network which operated in a similar manner to the original Network. In July 1997, the Company became a lender on this new network. Both Networks operated in a similar manner but continued as separate entities until July 1997 at which time a majority of the mortgage bankers from the acquired Network were terminated. Since July 1997, the Company continues to receive business from Network personnel as well as from the former mortgage Network personnel. In August 1997, the Company entered into an agreement with a new network which was formed as an independent unit by former Network mortgage banking originators. In addition, during July 1997 and January 1998, the Company employed, as originators, two and one mortgage bankers respectively that were formerly originators with the original Networks. There can be no assurance the Company will be successful in these relationships as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company. As of June 30, 1998, the Company has 33 mortgage loans in process from the combined Networks aggregating approximately $7.6 million out of a total of 133 mortgage loans aggregating approximately $30.8 million which are currently being processed by the Company.


     In December 1996, the Company accepted a commitment issued by a commercial bank for a construction mortgage financing line of credit in the amount of $550,000 for use in the Company's real estate development located in Hunterdon County, New Jersey, known as Murray Hill Estates. The loan provides a letter of credit in the amount of $111,583 which the Company assigned and deposited in escrow with municipal authorities during January 1997 to guarantee the township adequate funds to complete the balance of required site improvements on the property if the Company fails to complete the required improvements. As of December 1, 1997, the Company has completed approximately 90% of all improvements to the property and plans on completing the balance of the required improvements during the fourth quarter of 1998, which the Company estimates will cost approximately $35,000. The mortgage loan further provided $430,417 which was used to refinance the mortgage loan which was on the property, funds to complete the balance of required site improvements and provides an interest reserve. The loan matured on December 31, 1997, and was extended by the bank until July 31, 1998, except for the letter of credit which was extended through December 31, 1998. The mortgage loan is secured by the personal guarantees of the Company's President and Executive Vice President. As of June 30, 1998, the Company is indebted to the commercial bank for the mortgage loan on its subdivision in the amount of approximately $172,000.

     In January 1998, the Company executed a contract of sale for an additional building lot in the amount of $110,000 and received $11,000 as a deposit. In April 1998, the Company received an additional deposit of $70,000 from the purchaser under contract bringing the total deposit to $81,000. The Company anticipates transferring title to this lot during the fourth quarter of 1998.

     In June of 1998, the Company successfully completed a private placement of 230,000 shares of its common stock at $3.00 per share with a small number of institutional and other accredited investors.

     On July 1, 1998, holders of the Company's Series A, 5% Cumulative Convertible Preferred Stock converted all 68,750 shares of the Preferred Stock outstanding into 137,500 shares of no par value Common Stock. Accordingly the Company paid the last semi-annual dividend to the holders of the preferred shares on that date.

     In July 1998, the Company executed a contract of sale for a building lot in the amount of $120,000 and received $1,000 as an initial deposit and the deposit balance of $11,000 is expected to be received by the Company on or before August 7, 1998. The Company expects to transfer title to the buyer of this lot during September 1998.

     As of July 31, 1998, the Company owns 7 unimproved building lots within the subdivision of the property and has three contracts of sale pending in the amount of $355,000 of which it has received total deposits of $157,000.

    The Company estimates that it will require additional capital in order to successfully implement its future operational plans. As a result, the Company is seeking additional capital through, among other means, an infusion of noncollateralized loans and the sale of additional equity in the Company. However, there can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, or at all.


                    PART II OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         During the quarter ended June 30, 1998 the Company sold 230,000 shares of common stock to several accredited investors in a private transaction exempt from registration requirements of the Securities Act of 1933 pursuant to Regulation D or Section 4(2) of the Act.


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

                            AMERICAN ASSET MANAGEMENT CORPORATION
                                         (Registrant)


Date:  July 31, 1998       By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)