Form 10QSB
period 1998-09-30
AMERICAN ASSET MANAGEMENT CORP
filed 1998-11-06
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  September 30, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 30, 1998 there were 1,315,293 shares outstanding of the issuer's no par value common stock.

Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
_________________________________________________________________
                                     (Unaudited)      (Audited)
                                    September 30,   December 31,
                                      ___1998___     ____1997____
_____________ASSETS________________
Cash & cash equivalents              $  936,483       $  236,103
Mortgage loans receivable               462,400        1,927,000
Notes receivable                         18,823           66,322
Prepaid and other current assets         76,474           68,307
                                      _________        _________
     Total current assets             1,494,180        2,297,732

Land and development costs              744,145        1,041,803
Furniture & equipment, at cost,
  less accumulated depreciation          10,156            8,223
Commission Advances                          -             4,600
                                     __________       __________
     Total assets                    $2,248,481       $3,352,358

__LIABILITIES AND STOCKHOLDERS' EQUITY__
Current liabilities:
 Accounts payable & accrued expenses $  262,929       $  255,970
 Deferred income                          7,603            6,170
 Liability for land development              -            86,570
 Loans payable                           55,439          117,917
 Lot deposits                            82,000           75,000
 Warehouse loans payable                372,400        1,886,040
 Mortgage payable                            -           163,790
 Preferred stock dividends payable           -            16,403
                                       ________        _________
    Total current liabilities           780,371        2,607,860

Stockholders' equity:
 Preferred stock subscribed, no par
 value; 68,750 shares-5% Non-voting
 Series A Cumulative Convertible
 aggregate liquidation value $687,500        -           687,500
 Common stock, no par value;
 10,000,000 shares authorized;
 1,306,540 & 936,119 shares
 issued & outstanding respectively    3,845,825        2,449,325
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (2,608,922)      (2,623,534)
                                     ___________      __________
     Total stockholders' equity       1,468,110          744,498
     Total liabilities and
     stockholders' equity            $2,248,481       $3,352,358

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________
                        For the Three Months|For the Nine Months
                        Ended  September 30,|Ended  September 30,
                        __1998__   __1997___|__1998___ ___1997___
Revenues:
 Mtg. origination fees $423,423   $454,271  $1,261,706 $1,173,147
 Application fees        26,713     27,000     108,413     94,653
 Mtg. interest income    34,871     81,944     120,177    228,694
 Land Sold              245,000         -      245,000    505,500
                       ________   ________   _________  _________
    TOTAL REVENUES      730,007    563,215   1,735,296  2,001,994
Selling, general &
administrative expenses:
 Salaries & benefits    142,666    135,951     389,085    384,782
 Commissions &
  related expenses      164,624    181,328     524,322    494,377
 Other expenses         145,065    208,882     502,376    555,698
 Cost of land sold      299,427      1,076     299,427    544,212
                        _______    _______     _______    _______
Total selling general &
administrative expenses 751,782    527,237   1,715,210  1,979,069
                        _______    _______   _________  _________
Income/(loss)
 from operations        (21,775)    35,978      20,086    22,925
Other income             10,778     10,122      12,401    11,252
                         ______     ______    ________   _______
Income/(loss) before
 provisions for
 income taxes           (10,997)    46,100      32,487    34,177
Provision for
 income taxes                -          -          -          -
Dividends on
 preferred stock             -       8,090     17,875     22,597
                      _________  _________   ________   ________
Net income/(loss)
 attributable to
 common stock           (10,997) $  38,010   $ 14,612   $ 11,580
                      __________ _________   ________   ________
Net income/(loss) per
 share available for
 common shareholders
        Basic           ($0.008)  $  0.041    $ 0.014   $  0.012
        Diluted         ($0.008)  $  0.043    $ 0.030   $  0.032
Weighted average number
 of shares of common
 stock outstanding
        Basic         1,306,540    936,119   1,073,344   936,119
        Diluted       1,306,540  1,069,380   1,073,344 1,057,978

   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________
                         For the Three Months|For the Nine Months
                          9/30/98    9/30/97 | 9/30/98   9/30/97
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net income/(loss)      $ (10,997) $ 46,100  $ 32,487 $  34,177
  Adjustments to reconcile
   net income/(loss)
   to net cash used in
   operating activities:
   Deprec. & amortization    1,309       163     4,239       490
CHANGES IN ASSETS
    & LIABILITIES:
 (Increase)decrease in:
  Notes receivable             500      2,714    47,499    4,833
  Mtg. loans receivable   (169,775) 2,365,643 1,464,600  606,404
  Commission advances           -         -       4,600       -
  Prepaid & other assets    51,845    17,367     (8,167) (57,430)
  Increase(Decrease) in:
  A/P & accrued expenses  (138,700) (107,400)  (79,611) (214,818)
  Warehouse loan payable   128,560(2,292,662)(1,513,640)(608,261)
  Deferred Income           (6,486)       -      1,433        -
NET CASH (USED IN)/PROVIDED________ ________  _________ _________
BY OPERATING ACTIVITIES   (143,744)   31,925   (46,560) (234,605)
CASH FLOWS FROM
 INVESTING ACTIVITIES
  (Decr.)/Incr. in
   lot deposits             (74,000)      -       7,000  (16,000)
  (Incr.)/Decr. in land &
   development costs        358,451   (9,906)   297,658  532,912
  Purchase of equipment      (5,355)      -      (6,172)      -
NET CASH (USED IN) PROVIDED _______   _______   _______  _______
 BY INVESTING ACTIVITIES    279,096   (9,906)   298,486  516,912
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Subscriptions of
   pref'd stock                 -     50,000         -   122,500
 Issuance of common stock       -         -     709,000       -
 Loans payable              (34,300)  (5,539)   (62,478) (70,638)
 Mortgage Payable          (172,245)   4,016   (163,790)(269,519)
 Dividends                  (17,279)  (8,090)   (34,278) (22,597)
NET CASH (USED IN) PROVIDED _______   _______   _______  ________
 BY FINANCING ACTIVITIES   (223,824)   40,387   448,454 (240,254)
NET INCR/(DECR) IN CASH     (88,472)   62,406   700,380   42,053
CASH @BEGINNING OF PERIOD 1,024,955   200,380   236,103  220,733
                          _________   _______   _______  _______
CASH @ END OF PERIOD     $  936,483  $262,786  $936,483 $262,786

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. The consolidated financial statements of the Company include the operations of both wholly-owned subsidiaries, Capital Financial Corp. and American Asset Development Corporation. The Company's operations consist of specialized and mortgage banking services and real estate development. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1997 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of the full year.

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

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION
_________________________________________________________________

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to the Three
Months Ended September 30, 1997.

     Revenues for the three months ended September 30, 1998 and 1997 were $730,007 and $563,215 respectively. The increase in revenues during the 1998 period of $166,792, was primarily the result of the sale of two building lots in the amount of $245,000 by American Asset Development Corporation ("AADC") the Company's wholly owned real estate development company, which was partially offset by a decrease in mortgage origination fees of $30,848, a decrease in application fees of $287, and a decrease in mortgage interest income of $47,073; all of which were generated by Capital Financial Corp., ("Capital") the Company's wholly-owned mortgage banking subsidiary. The decrease in mortgage origination fee revenue was due to a decrease in the number of closings during the three month period ended September 30, 1998 as compared to the comparable 1997 period. The decrease in mortgage interest income during the period was primarily due to a reduction in the number of new construction loans in progress being serviced by the Company as compared to the number being serviced during the comparable 1997 period. The Company is continuing its efforts to attract experienced loan originators with established business relationships as sources of referral for mortgage applications. During the three month period ended September 30, 1998, the Company received 108 mortgage loan applications for processing from borrowers seeking loans aggregating approximately $23,391,456 as compared to 121 applications in an aggregate amount of approximately $24,924,548 in the comparable 1997 period. Of the 108 applications originated during the three months ended September 30, 1998, 47 loans or 43.5% of the total, were refinance applications and 61 loan applications or 56.5% were purchase loans, compared to 121 loans in the comparable 1997 period of which 19 or 15.7% of the total were refinances and 102 or 84.3% of the total were purchase loans. The Company closed 114 loans aggregating approximately $23,833,617 in the three months ended September 30, 1998 compared to 127 loans closed aggregating approximately $26,401,556 in the comparable 1997 period.

     Total selling, general and administrative expenses ("SG&A") for the three months ended September 30, 1998 increased to
$751,782 from $527,237 in the comparable 1997 period.   The
increased SG&A in the 1998 quarter was primarily due to a $298,351 increase in cost of land sold and a $6,715 increase in salaries and benefits which were partially offset by a decrease in sales commissions and related expenses of $16,704 and other expenses of $63,817. As a percentage of revenues, SG&A was 103% in the quarter ended September 30, 1998 compared to 94% in the comparable 1997 period. Cost of land sold during the quarter was $299,427. The Company did not sell any land during the comparable 1997 period.

     As a result of the foregoing, the Company's net loss for the three months ended September 30, 1998 was $10,977 or $0.008 per share, compared to a net income of $38,010 after preferred stock dividends of $8,090 or $0.041 per share for the comparable 1997 period. During the three months ended September 30, 1998 there were no preferred stock dividends paid as all of the Company's issued and outstanding preferred stock was converted to common stock on July 1, 1998.

Nine Months Ended September 30, 1998 Compared to the Nine Months
Ended September 30, 1997.

     Revenues for the nine months ended September 30, 1998 were $1,735,296 compared to $2,001,994 for the comparable 1997 period. The $266,698 decrease in revenue was primarily the result of a $260,500 decrease in land sold consisting of building lots sold by AADC and a decrease of $108,517 in mortgage interest income which was offset in part by an increase in mortgage origination fees of $88,559, and an increase in application fees of $13,760. The increase in mortgage origination fees and application fees was the result of the Company's continuing efforts to increase its profit margins on origination fees, while maintaining competiveness in the market place and controlling expenses of its mortgage banking business. The decrease in mortgage interest income was a direct result of Capital's reduction in residential new construction lending due to the increased costs of warehouse borrowing to support such loans. During the nine months ended September 30, 1998, the Company received 477 mortgage loan applications for processing from borrowers seeking loans aggregating approximately $102,958,231 compared to 432 loan applications aggregating approximately $82,085,431 received in the comparable period in 1997. The Company closed 350 loans aggregating approximately $73,612,008 in the nine months ended September 30, 1998, compared to 358 loans closed aggregating approximately $64,013,202 in the comparable 1997 period.

     Total SG&A expenses for the nine months ended September 30, 1998 decreased to $1,715,210 from $1,979,069 in the comparable 1997 period, primarily as a result of a $244,785 decrease in cost of land sold and to a lesser extent a $53,322 decrease in other expenses such as but not limited to: interest expense, appraisal and credit report fees, rent, telephone, legal and accounting. These decreases were partially offset by a $4,303 increase in salaries and benefits and a $29,945 increase in commissions and related expenses. SG&A expressed as a percentage of revenues, remained unchanged at 99% from the comparable 1997 period. The cost of land sold during the nine month period was $299,427, as compared to $544,212 in the comparable 1997 period.

     As a result of the foregoing, the Company's net income for the nine months ended September 30, 1998 was $14,612 or $0.014 per share after preferred stock dividends of $17,875, compared to net income of $11,580 or $0.013 per share after preferred stock dividends of $22,597 for the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had cash and cash equivalents of $936,483 compared to $236,103 at December 31, 1997, an increase of $700,380. The increase was primarily attributable to the proceeds of $690,000 received from the sale of common stock and to a lesser extent cash provided by investing activities. Cash flows from operating activities for the nine months ended September 30, 1998 were provided by the net income, depreciation and collection of notes and mortgage loans receivable, and offset by the cash utilized primarily to reduce accounts payable, accrued expenses and the warehouse loans payable. Cash provided by investing activities was the net result of the receipt of additional lot deposits and a decrease in land development costs. Cash provided by financing activities was primarily due to the proceeds from the issuance of common stock which was offset by the payments made towards the loans and mortgage outstanding and the payment of preferred stock dividends.

     The increase in mortgage applications and closings during the period ending September 30, 1998 compared to the period ending September 30, 1997 are having a positive effect on the Company's cash flow and have partially offset the negative effect on the Company's earnings caused by the sale of building lots below carrying cost in the 1998 period. However, the Company has benefited from lot sales during the period as the sales provided the Company with funds which have repaid the mortgage loan in full, provided working capital, reduced real estate tax expense and other expenses associated with land ownership.

     There can be no assurance that the number of future loan closings and the prices the Company receives for the balance of its building lots will be sufficient to offset expenses or carrying costs.

     Loans in process have increased from 78 loans with an aggregate principal amount of approximately $15,714,607 as of December 31, 1997 to 104 loans aggregating approximately
$22,760,795 as of September 30, 1998.

     In May 1995, the Company received a $5,000,000 warehouse line of credit from a mortgage warehouse lender which enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then
sold.   At December 31, 1997 the available amount under the
credit line was reduced to $2,500,000 and in July 1998 the amount was returned to $5,000,000. The Company continues to utilize the warehouse line of credit in the daily operation of it's mortgage banking subsidiary.

     In October 1996, the Company entered into an agreement to offer its mortgage products on an electronic network system ("Network") of thirty one mortgage bankers which originated applications through a real estate broker branch office system located throughout New Jersey. The applications were forwarded to Capital for processing and closing. The Company compensated the Network of originators with a commission based on closed loans originated by the Network. The Company believes it was one of approximately twelve lenders which offered mortgage products through this system. In February 1997, the Network was acquired by another network which operated in a similar manner to the original Network. In July 1997, the Company became a lender on this new network. Both Networks operated in a similar manner but continued as separate entities until July 1997 at which time a majority of the mortgage bankers from the acquired Network were terminated. Since July 1997, the Company continues to receive business from the former mortgage Network personnel. In August 1997, the Company entered into an agreement with a new network which was formed as an independent unit by former Network mortgage banking originators. In addition, during July 1997 and January 1998, the Company employed, as originators, two and one mortgage bankers respectively that were formerly originators with the original Networks. There can be no assurance the Company will be successful in these relationships as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company. As of September 30, 1998, the Company has 8 mortgage loans in process from the combined Networks aggregating approximately $2.4 million out of a total of 127 mortgage loans aggregating approximately $26.1 million which are currently being processed by the Company.

     In December 1996, the Company accepted a commitment issued by a commercial bank for a construction mortgage financing line of credit in the amount of $550,000 for use in the Company's real estate development located in Hunterdon County, New Jersey, formerly known as Murray Hill Estates. The loan provides a letter of credit in the amount of $111,583 which the Company assigned and deposited in escrow with municipal authorities during January 1997 to guarantee the township adequate funds to complete the balance of required site improvements on the property if the Company fails to complete the required improvements. As of September 30, 1998, the Company has completed approximately 90% of all improvements to the property and plans to complete the balance of the required improvements during the second quarter of 1999, which the Company estimates will cost approximately $35,000. The mortgage loan further provided $430,417 which was used to refinance the mortgage loan which was on the property, funds to complete the balance of required site improvements and provides an interest reserve. The loan as extended would have matured on October 31, 1998 but was repaid in full during the quarter ended September 30, 1998 and the letter of credit matures on December 31, 1998. The mortgage loan had been secured by the personal guarantees of the Company's President and Executive Vice President.

     In January 1998, the Company executed a contract of sale for an additional building lot in the amount of $110,000 and received $11,000 as a deposit. In April 1998, the Company received an additional deposit of $70,000 from the purchaser under contract bringing the total deposit to $81,000. The Company transferred title to this lot to the purchaser during October of 1998.

     In June 1998, the Company completed the private sale of 230,000 shares of its common stock at $3.00 per share to a small number of institutional and other accredited investors.

     On July 1, 1998, holders of the Company's Series A, 5% Cumulative Convertible Preferred Stock converted all 68,750 shares of the Preferred Stock outstanding into 137,500 shares of no par value Common Stock. Accordingly the Company paid the last semi-annual dividend to the holders of the preferred shares on that date.

     In July 1998, the Company executed a contract of sale for a building lot in the amount of $120,000 and received $12,000 as an initial deposit. The Company transferred title to the purchaser of this lot during September 1998.

    As of October 30, 1998 the Company owns 4 unimproved building lots in its Hunterdon County, New Jersey real estate development and does not have any contracts of sale pending. However, in September 1998, the Board of Directors authorized the Company to build up to two, at any one time, single family, colonial style homes, on speculation and offer them for sale to prospective buyers. The Company believes that construction costs for each home to be built will be approximately $225,000 and it will afford it a better opportunity to obtain a profit from the transaction then if it sold an undeveloped lot. Although there can be no assurance that the Company will be successful in this undertaking, the Company plans to commence construction during the fourth quarter of 1998 of at least one such home. The Company is currently negotiating the cost of retaining an on-site construction manager with a non-affiliate of the Company, to assist the Company in this proposed construction project.

     During the third quarter of 1998 the Company commenced conducting an internal review of its software system as part of its efforts to address the issue of being Year 2000 ("Y2K") compliant. Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the year 2000. The Company utilizes a number of software systems to process mortgage loans, close mortgage loans and manage its mortgage assets. In addition, the Company uses software systems for accounting, marketing and communications. The Company has made and will continue to make investments in its software systems to become
Y2K compliant.   As a result of its internal review, the Company
has identified certain areas of its computer systems that need to be upgraded for Y2K compliance and estimates that it will make the necessary upgrades to its systems during the first quarter of 1999 and complete the testing thereof by the end of the second quarter of 1999.

     The Company is also contacting all of its software suppliers to determine the areas of exposure to Y2K issues.
Moreover, the Company is contacting the vendors and institutions its utilizes in various capacities to determine whether they are taking the necessary steps to also become Y2K compliant.

     Although the final impact of becoming Y2K compliant is unknown to the Company at this time, the direct costs to the Company to become Y2K compliant is not expected to be material. However, the financial impact to the Company of the potential failure by outside vendors and institutions to become Y2K compliant could result in an interruption in, or a failure of, certain normal business operations or activities. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

    The Company estimates that it will require additional capital in order to successfully implement its future operational plans. As a result, the Company is seeking additional capital through, among other means, an infusion of non-collateralized and collateralized loans and the sale of additional equity in the Company. However, there can be no assurance that the Company will be able to obtain additional capital, or credit lines, on terms acceptable to the Company.


                    PART II OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         During the quarter ended September 30, 1998, the Company converted all 68,750 shares of its 5% Cumulative Convertible Preferred Stock into 137,500 shares of no par value Common Stock in a private transaction exempt from registration requirements of the Securities Act of 1933 (the "Act") pursuant to Section
3(a)9 of the Act.

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibit 27.1 Financial Data Schedule (For SEC use only)
            Exhibit 27.2 Financial Data Schedule for period ended
            6/30/98 (restated to include 6 months figures)
            (For SEC use only)
        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERICAN ASSET MANAGEMENT CORPORATION
                                         (Registrant)


Date:  November 5, 1998    By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)