Form 10KSB
period 1998-12-31
AMERICAN ASSET MANAGEMENT CORP
filed 1999-03-29
CIK 852015

[DESCRIPTION]    COVER
        U. S. Securities and Exchange Commission
                    Washington, D.C.  20549
                           FORM 10 KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998
                                -OR-
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_    No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   ( X )

For the year ended December 31, 1998, the issuer's revenues were $2,342,983.

As of March 15, 1999 the aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $2,471,672.

As of March 15, 1999 the issuer has 1,315,293 shares of its no par value Common Stock issued and outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format: Yes ___  No _X_

[DESCRIPTION]    10KSB REPORT


                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain statements and discussions contained in this report are not based on historical facts and contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, but are not limited to, those relating to competition, the ability of the Company to successfully market new mortgage products and services, the economic conditions in the markets served by the Company, the possibility of increased interest rates which would adversely affect the real estate market, the ability to hire and retain key personnel, uncertainty relating to the Company's year 2000 compliance efforts and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe", "expect", "intend", "anticipate" and "plan" and similar expressions identify forward looking statements, readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.


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

     In July 1989, the Company formed American Asset Mortgage
Corporation ("Mortgage") to provide mortgage banking services in New Jersey.

     In July 1991, the Company acquired all of the outstanding stock of Capital Financial Corp., a New Jersey licensed mortgage banking company. In June 1992, Capital was merged with and into Mortgage and the name of the surviving subsidiary was changed to Capital Financial Corp.

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

     Capital originates mortgage loans through direct solicitation of borrowers by its own sales force, through media advertising in its service area and through referrals from mortgage bankers, credit unions, real estate brokers, accountants and attorneys. Borrowers submit loan applications which are processed by the Company's loan processors who conduct credit checks, arrange for the property to be appraised and submit fully processed loan application packages to potential investors for final approval and commitment. After an investor commits to purchase the loan, the Company either uses its own funds, its warehouse line of credit as discussed below, to fund and close the loan or has the loan funded by the investor. The loan documentation is then prepared and the loan is closed in Capital's name at which time it is simultaneously assigned to the investor. When Capital closes a loan with its own funds, or its warehouse line of credit, the loan is delivered to the investor after the closing for purchase.

     The Company generally sells its loans on a loan-by-loan basis to mortgage investors, primarily savings banks. The Company estimates that generally 85% of its loan applications close within 90 days from the date of application. During 1998, the Company sold 183, 82, and 72 of its 460 closed loans
(39.7%, 17.8%, and 15.6%), to three investors, which included one savings bank and two mortgage bankers. The Company believes that there are numerous other investors to which the Company could readily sell its loans if, for any reason, it was unable to sell its loans to the above investors. As of March 15, 1999, the Company had agreements with approximately 25 investors, to which the Company may sell its loans or refer applications to.

     In May 1995, the Company obtained a $5,000,000 warehouse line of credit from a mortgage warehouse lender which provides the Company with a facility to borrow funds secured by originated residential mortgage loans which will be temporarily warehoused and then sold. The warehouse line of credit is secured by the personal guarantees of the Company's President and Executive Vice President. The Company will borrow only against takeout commitments issued by qualified investors who have pre-approved the loans and committed to purchase the closed loan from the Company. By using the warehouse funds instead of table funding, the Company has generally been able to receive more favorable pricing from its investors which the Company believes has made it more competitive in the market place. The warehouse line has also allowed the Company to sell loans to investors which do not table fund and only purchase closed loans from correspondents.
As of December 31, 1997 the warehouse credit line was reduced to $2,500,000 and in July 1998, the amount was returned to $5,000,000. As of March 15, 1999, the interest rate charged to the Company on borrowed warehouse funds outstanding is variable at 2% over the prime lending rate as quoted by the Wall Street Journal. During March 1999, the Company received a commitment from another warehouse credit line lender to provide the Company with an additional warehouse credit line in the amount of $5,000,000. The Company is reviewing this commitment and has not yet determined whether to accept it.

     As a result of a general decline in mortgage interest rates during 1998, the Company saw a resurgence in mortgage refinancings. This market had been in a general decline since its three year peak in December 1994 and continued to be less significant to the Company through 1997. However, during that period, Capital implemented other methods of securing purchase loan originations which lessened the Company's dependence on mortgage refinancings.

     In March 1996, the Company hired a Senior Vice
President/Sales Manager with 11 years of mortgage banking experience to expand its commissioned sales personnel and to assist management in expanding the Company's relationships with additional sources of mortgage loan applications.

     In October 1996, the Company entered into an agreement to offer its mortgage products on an electronic network system ("Network") of thirty one mortgage bankers which originated applications through a real estate broker branch office system located throughout New Jersey. The applications were forwarded to Capital for processing and closing. The Company compensated the Network of originators with a commission based on closed loans originated by the Network. The Company believes it was one of approximately twelve lenders which offered mortgage products through this system. In February 1997, the Network was acquired by another network which operated in a similar manner to the original Network. In July 1997, the Company became a lender on this new network. Both networks operated in a similar manner but continued as separate entities until July 1997 at which time a majority of the mortgage bankers from the acquired Network were terminated. Since July, the Company continues to receive business from former mortgage Network personnel. In August 1997, the Company entered into an agreement with a new network which was formed as an independent unit by former Network mortgage banking originators. In addition, during July 1997 and January 1998, the Company employed, as originators, two and one mortgage bankers respectively, that were formerly originators with the original Network. There can be no assurance the Company will be successful in these relationships as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company.


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

     In August 1994, the Company received a commitment from a commercial bank for two lines of credit aggregating $700,000, consisting of a $250,000 site improvement loan and a $450,000 revolving line of credit to finance construction of up to three residences in the subdivision. The site improvement loan which closed in November 1994, and was refinanced through a different institution in December 1996, is secured by a first mortgage on the development and was also secured by the personal guarantees of the Company's President and Executive Vice President. The interest rate on the site improvement loan was the bank's prime interest rate plus 1% and was payable monthly. The loan was paid in full and extinguished during October 1998.

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

     In May 1995, the Company agreed to sell an additional five and one half (5 1/2) acre building lot to the same individual it contracted to sell a lot to during March 1995, for the sum of $100,000. The Company received a nonrefundable deposit of $50,000. In December 1995, the Company received a letter from the individual requesting to void the contract for the 5 1/2 acre lot and to apply the $50,000 deposit to the March 1995 contract for the 3 acre lot resulting in a total deposit on the 3 acre lot of $75,000 with a balance due the Company of $50,000 at closing of title. During January 1996, the Company consented to the request and title on this lot was transferred to the buyer during August 1998. At this time the Company also provided the buyer with a $330,000 credit line secured by a five month first mortgage on the property and its improvements and the personal guarantee of the buyer. The first $75,000 of the total credit line provided was a purchase money mortgage taken back by the Company on the land. The remaining $225,000 is for the construction costs of a new single family home which is expected to be completed during the second quarter of 1999. As of March 15, 1999 the buyer is indebted to the Company in the amount of $192,000. The terms of the mortgage require monthly interest only payments to the Company. The mortgage matured in January 1999 and was extended by the Company until April 1999. Although the Company is not required to grant such an extension it estimates that an additional extension of three months will be necessary for the buyer to complete all construction. The Company anticipates it will receive full repayment of its mortgage during the third quarter of 1999.

     In January 1996, the Company entered into a contract to sell to a real estate development corporation, 5 building lots which range in size from 3 to 5 1/2 acres for a total purchase price of $487,500. The Company received a total of $340,000 in nonrefundable deposits and in December 1996 the contract was cancelled and the related deposit was converted to 34,000 shares of Series A Cumulative Convertible Preferred Stock of the Company.

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

     In October 1996, the Company received approval of and accepted a commitment issued by a commercial bank for a construction mortgage financing line of credit in the amount of $550,000. In December 1996, the Company closed on the construction mortgage financing line of credit in the amount of $550,000. The loan provides a letter of credit in the amount of $111,583 which the Company assigned and deposited in escrow with municipal authorities during January 1997 to guarantee Franklin Township adequate funds to complete the balance of required site improvements on the Property if the Company fails to complete the required improvements. The mortgage loan further provided $430,417 which was used to refinance the mortgage loan which was on the property, funds to complete the balance of required site improvements and provided an interest reserve. The loan was due one year from the closing date, however, the bank at the request of the Company had extended the term through July 1998. The letter of credit was extended for two additional one year periods first to December 1998 and then to December 1999. During the fourth quarter 1998, the Company requested that the municipal authorities reduce the amount of the letter of credit because most of the improvements to the property had been completed by the Company. During March 1999, the Company received a resolution executed by municipal authorities granting the Company's request to reduce the letter of credit to $39,000.
The mortgage loan had been secured by the personal guarantees of the Company's President and Executive Vice President.

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

     In January 1998, the Company executed a contract of sale for an additional lot in the amount of $110,000 and received $11,000 as a deposit. In April 1998, the Company received an additional deposit of $70,000 bringing the total deposit to $81,000. In October 1998, the Company received the balance of the purchase price and transferred title to this lot to the purchaser. The Company arranged construction financing through Capital, however, construction management is through a non-affiliate of the Company.

     In June 1998, the Company completed the private sale of 230,000 shares of its Common Stock at $3.00 per share to a small number of institutional and other accredited investors. These investors were granted certain "piggy back" registration rights with respect to the shares sold in the offering.

    On July 1, 1998 holders of the Company's Series A, 5% Cumulative Convertible Preferred Stock converted all 68,750 shares of the Preferred Stock outstanding into 137,500 shares of no par value Common Stock. Accordingly the Company paid the last semi-annual dividend to the holders of the preferred shares on that date.

     In July 1998, the Company executed a contract of sale for a building lot in the amount of $120,000 and received $12,000 as an initial deposit. The Company closed on the sale and transferred title to the purchaser of this lot during September 1998.

     As of March 15, 1999, the Company owns 4 unimproved building lots in its Hunterdon County, New Jersey real estate development and does not have any contracts of sale pending. However, in September 1998, the Board of Directors authorized the Company to build up to two, at any one time, single family, colonial style homes, on speculation and offer them for sale to prospective buyers. The Company believes that construction costs for each home to be built will be approximately $225,000 and it will afford it a better opportunity to obtain a profit from the transaction then if it sold an undeveloped lot. Although there can be no assurance that the Company will be successful in this undertaking, the Company commenced construction during December of 1998 of one such home. The Company has retained an on-site construction manager who is a non-affiliate of the Company, to assist the Company in this construction project.

SEASONALITY

     The mortgage banking industry and the sale of new homes and building lots is generally subject to seasonal trends which reflect the pattern of new home construction and resales of existing homes. These sales typically peak during the spring and summer seasons and decline to lower levels in the late fall and winter seasons.

COMPETITION

     The market for mortgage based financing is highly competitive. The Company competes with numerous entities, primarily savings institutions, commercial banks, insurance companies and other mortgage bankers, many of which have more experience in mortgage based loans and have substantially greater financial and other resources than the Company. Competitive factors include the ability to offer competitive interest rates, various types of loan programs and services provided. With respect to its real estate activities, generally, and the development and sale of Murray Hill property, specifically, the Company competes with other real estate developments and sellers of individual homes.

GOVERNMENT REGULATION AND ENVIRONMENTAL LAWS

     The Company's mortgage origination activities are subject to a variety of Federal regulations, including but not limited to, the Equal Credit Opportunity Act, Federal Truth-In-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain basic information to applicants concerning credit terms and settlement costs. Additionally, pursuant to the regulations adopted by the State of New Jersey, the State has the right to conduct financial and regulatory audits of loans under its jurisdiction and to determine compliance with state disclosure requirements and usury laws. If the Company decides to expand its operations into other states, it is anticipated that it will have to obtain the necessary permits and/or licenses before it can commence operations in such states. There can be no assurance that the Company will be able to obtain such permits and/or licenses in any additional state which the Company may plan to operate.

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

EMPLOYEES

     As of March 15, 1999, the Company had 17 employees, of whom 3 were executives, 8 were employed in the processing of mortgage loans and other clerical positions and 6 were loan officers. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices occupy approximately 700 square feet of a total area of approximately 2,800 square feet of office space it shares with Capital that is located in Bernardsville, New Jersey. The 2,800 sq. ft. office is leased from an unaffiliated third party pursuant to a lease which expires in March 2001. The lease provides for a monthly rental of $5,017, $5,250 and $5,484 through March 2000, 2001 and 2002 respectively.

     As described in ITEM 1, "Business - American Asset
Development Corporation", as of March 15, 1999, the Company owns 4 unimproved building lots within a subdivision consisting of approximately 20 acres of land in Franklin Township, Hunterdon County, New Jersey.

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

     In August, 1996, the Company and its President and Executive Vice President were named in a National Association of Securities Dealers (NASD) complaint by two individuals who allegedly lost money by investing in shares of the Company's 1989 offering of Common Stock. The case was decided during March 1999 and the decision by the NASD's arbitration panel dismissed without prejudice all claims against the Company and denied all claims against the Company's President and Executive Vice President in their entirety.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year ended
December 31, 1998.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In January 1999, the Company extended the expiration date of the Company's Class B and Class C Common Stock Purchase
Warrants from January 29, 1999 until January 29, 2000.

    The Directors of the Company authorized the issuance of an aggregate of 1,696 shares of Common Stock as payment in lieu of cash to the members of the board of directors for attending board meetings for the year ended December 31, 1998. During the fourth quarter 1998 the Board of Directors approved the resumption of cash payments to be made for attendance of directors meetings for 1999.

     During the year ended December 31, 1998, the Company issued warrants to purchase 30,000 shares of Common Stock at $4.00 per share to a consultant for public relations service. These warrants expire in May 2001.


     The issuances of these shares of Common Stock and warrants described above were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

                     1998 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock   5.00   3.00     7.75   4.75     5.25   2.75    3.00  2.00

                     1997 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock  4.50    1.25     3.50   2.50     3.50   2.50   3.75   2.50

HOLDERS

     The number of record holders of the Company's Common Stock was approximately 125 as of March 15, 1999. The Company believes that, in addition, there are in excess of 300 beneficial owners of its Common Stock whose shares are held in "street name".

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1997

     Total revenues for the year ended December 31, 1998 were $2,342,983 compared to $2,400,727 for the year ended December 31, 1997, a decrease of $57,744 or 2.4%. The decrease is primarily attributable to a decrease in revenues generated from land sales made by Development of $150,500 from $505,500 to $355,000 and a decrease in mortgage interest income of $122,974 from $303,946 to $180,972, which was partially offset by an increase in mortgage origination fee income of $193,875 from $1,358,621 to $1,552,496.
The increase in mortgage related revenues was the result of an increased amount of mortgage closings during the year that resulted from the Company's continuing efforts to establish outside sources of mortgage loan applications, increase its profit margins on origination fees while maintaining competitiveness in the marketplace and controlling expenses of its mortgage banking business. The decrease in mortgage interest income was a direct result of the reduction in residential new construction loans due to the increased costs of warehouse borrowing to support such loans. For the year ended December 31, 1998, Capital closed 460 residential mortgage loans in the principal amount of approximately $97,265,964 compared to 447 loans in the principal amount of approximately $80,462,896 in the prior year, an increase in number of 13, or approximately 2.9%, and an increase in amount of $16,803,068 or approximately 20.8%. At December 31, 1998, the Company had approximately 77 mortgage loan applications in process in the amount of approximately $17,355,469 compared to approximately 78 mortgage loan applications in process in the approximate amount of $15,714,607 at December 31, 1997, a decrease in number of approximately 1.4% and an increase in dollar amount of approximately $1,640,862 or 10.4%. The increase in the dollar amount of loan closings for the year ended December 31, 1998, while maintaining approximately the same number of loans closed, was due to generally higher real estate values and a higher average loan size, in the area in which the Company serves as compared to the prior year.

     Total operating expenses for the year ended December 31, 1998 were $2,276,883, a decrease of $119,398 or 4.9% from the
$2,396,281 incurred in the prior year. The decrease in operating expenses was the result of a $110,146 decrease, or approximately 20%, in land development costs from $553,083 in the prior year to $442,937 in the current period, a decrease in interest expense of $122,908, or approximately 45.2%, to $148,640 from $271,548 in the prior year and no loss from the sale of mortgages for the year ended December 31, 1998 compared to a $23,000 loss in the prior year. The decrease in operating expenses was partially offset by an increase of $10,240 or approximately 2%, in employee compensation and benefits to $526,130 from $515,890 in the prior year, increases in commissions of $37,497 or approximately 6.1%, to $647,654 compared to $610,157 in the prior year and increases in other expenses of $88,920 or 21% , to $511,523 from $422,603 in the prior year. Expressed as a percentage of revenues, operating expenses decreased to approximately 97.2% in 1998 from 99.8% in 1997, reflecting expenses decreasing at a greater rate than the decrease in revenues.

     Due to the foregoing, the Company incurred income from operations of $66,100, prior to Preferred Stock dividends of $17,967 resulting in net income available for common shareholders of $48,133 or $0.04 earnings per share basic and $0.04 earnings per share diluted, for the year ended December 31, 1998. Net income for 1997 was $5,666, prior to Preferred Stock dividends of $30,909 resulting in a net loss available to common shareholders of $25,243 or $0.03 loss per share in the prior year. There was no other income in 1998 compared to $1,220 in 1997.

     The Company had a deferred tax asset of $992,000 at December 31, 1998, arising from net operating loss ("NOL") carry forwards of approximately $2,254,000. The NOL carryforwards expire between 2001 and 2011. A valuation allowance has been recorded in the amount of $992,000 at December 31, 1998, due to the uncertainty of future utilization of the Company's NOL carry forwards.

     No provision for income taxes was made in 1998 and 1997 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Throughout 1998 the Company continued to take actions that are intended to improve operating results. Such actions included, but were not limited to, adding new originators of mortgage loans to its sales staff and seeking additional outside sources of mortgage loans. During the fourth quarter of 1998, the Company sold sufficient building lots to pay in full the mortgage on its real estate subdivision and applied for an additional warehouse credit line through a major financial institution at more favorable terms than the Company's present mortgage warehouse lender. During March 1999, the Company received a $5,000,000 warehouse loan commitment from the institution and is in the process of evaluating the terms of the commitment to determine if it will accept the commitment. There is no assurance that the Company will eventually accept the warehouse credit line and that it will prove, if accepted, beneficial to the Company.

     The Company's capital resources during the year ended December 31, 1998, have primarily been derived from the sale of Common Stock, revenues generated by its mortgage banking operations, and to a lesser extent land sales. The Company's cash position improved in 1998 primarily as a result of the private sale of 230,000 shares of Common Stock at $3.00 per share, and to a lesser extent the result of operations and the mid-year elimination of further dividend expense by the conversion of 68,750 shares of 5% non-voting Series A Cumulative Convertible Preferred Stock to Common Stock. On December 31, 1998 the Company had working capital of $919,865 compared to a working capital deficit of $310,128 on December 31, 1997.

       As of December 31, 1998, the Company had cash and cash equivalents of $608,085 compared to $236,103 at December 31, 1997, an increase of $371,982, or approximately 257%. The increase was primarily attributable to net cash provided by financing activities of $405,287, offset by net cash used in operating activities of $34,743 and net cash provided by investing activities of $1,438. Net cash used in operating activities was the result of utilization of lot deposits of $75,000, the decrease of warehouse finance facilities of $522,804 and cash used for accounts payable and accrued expenses of $43,180 and prepaid expenses and other assets of $18,642. This was offset by cash provided by operating activities by the net income of $66,100, depreciation and amortization of $6,634, the allocation of land and development costs to lots sold of $436,180, a decrease in mortgage loans held for sale of $171,991 and an increase in deferred income of $49,690. Net cash was provided by investing activities for the purchase of fixed assets of $6,662, a collection of commission advances of $4,600 and proceeds from notes receivable of $3,500.

     Cash provided by financing activities was derived from the proceeds received from issuance of Common Stock of $690,000.
This was offset in part by the principal payments of the mortgage payable of $163,790, payments for loans payable of $86,553 and payments of Preferred Stock dividends of $34,370.

     At December 31, 1998, the Company had commenced construction of a single family home on one of the four unimproved building lots owned by the Company contained in it's Hunterdon County subdivision, which when completed will be offered for sale. As of December 31, 1998, the Company has approximately $4,000 invested in the home, excluding land and development costs and approximately $89,000 as of March 15, 1999.

     During the third quarter of 1998 the Company commenced conducting an internal review of its software system as part of its efforts to address the issue of being Year 2000 ("Y2K") compliant. Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the year 2000. The Company utilizes a number of software systems to process mortgage loans, close mortgage loans and manage its mortgage assets. In addition, the Company uses software systems for accounting, marketing and communications. The Company has made and will continue to make investments in its software systems to become
Y2K compliant.   As a result of its internal review, the Company
has identified certain areas of its computer systems that need to be upgraded for Y2K compliance and estimates the associated cost to upgrade will be approximately $25,000. The Company anticipates making the necessary upgrades to its systems during the second quarter of 1999 and complete the testing thereof by the end of the second quarter of 1999.

     The major processing software systems utilized by the Company are run internally and independently of outside vendors. In addition, the Company has manual systems and equipment in place as a back up to manage the flow of business until such time as a system failure could be corrected, should one occur.

     The Company is also contacting all of its software suppliers to determine the areas of exposure to Y2K issues. Moreover, the Company is contacting the vendors and institutions it utilizes in various capacities to determine whether they are taking the necessary steps to also become Y2K compliant.

     Although the Company believes the costs associated with its internal operating systems becoming Y2K compliant is known at this time, the financial impact to the Company of the potential failure by outside vendors and institutions, which are beyond the control of the Company, to become Y2K compliant could result in an interruption in, or a failure of, certain normal business operations or activities. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

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

Not applicable.

                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

The Company's executive officers and directors are as follows:

                                          POSITION WITH
      NAME                AGE              THE COMPANY
Richard G. Gagliardi      52          Chairman of the Board,
                                      President and Chief
                                      Executive Officer

Lynn K. Gagliardi         41          Executive Vice President,
                                      Secretary and Director

Bernard Gitlow            72          Director

Theodore P. Rica, Jr.     37          Director

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

     Directors are elected to serve until the next annual meeting of shareholders or until their respective successors are elected and qualified.

     The executive officers of the Company are elected by the Company's Board of Directors. Each executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by in the Company's By-Laws.

KEY EMPLOYEE

     ANGELO PENNISI, 40, was employed by Capital from March 1996 through August 1996 as a Vice President and Sales Manager. In August 1996, he was promoted to Senior Vice President of Capital where he currently is in charge of secondary marketing, which includes the selling of mortgages to investors in order to maximize the Company's earnings potential and oversees the pricing of mortgage loans and mortgage product lines. He was Vice President Sales and Marketing for Sterling National Mortgage Co., Inc. from August 1994 to February 1996 and Regional Manager and Vice President for Meridian Mortgage Corporation from July 1987 to August 1994.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the periods presented the compensation paid by the Company and its subsidiaries for services rendered during the fiscal year ended December 31, 1998 to the Company's Chief Executive Officer (the "named executive"). No other executive officer of the Company received an annual salary, bonus or other compensation in excess of $100,000 for the fiscal year ended December 31, 1998.


                         SUMMARY COMPENSATION TABLE
                            ANNUAL COMPENSATION

   Name and Principal                          Other Annual
   Position               Year    Salary       Compensation
Richard G. Gagliardi      1998   $100,000       $ 9,431(1)
 Chairman of the Board,   1997     92,500         6,900(1)
 President and Chief      1996     90,000         6,900(1)
 Executive Officer


(1) Represents the approximate reimbursement cost of an automobile leased and insured by Mr. Gagliardi for business purposes. Also includes a 2% contribution, aggregating $1,230.78, in the Simple IRA retirement plan established in June 1998, by Capital for all employees. See "Compensation of Directors" for a description of certain shares of Common Stock received by Mr. Gagliardi in his capacity as a director of the Company.

     No options or stock appreciation rights were granted to or exercised by the named executive during the fiscal year ended December 31, 1998. In addition, the named executive did not own any options to purchase Common Stock of the Company or stock appreciation rights as of December 31, 1998.


COMPENSATION OF DIRECTORS

     In October 1996, the board of directors agreed to forego receiving cash compensation and to receive Common Stock of the Company in lieu of cash for attendance at the Company's future Board of Directors and Stockholders meetings. During the fiscal years ended December 31, 1996 and December 31, 1997, an aggregate of 8,753 shares of Common Stock and 2,921 shares of Common Stock, respectively, was issued to the members of the board of directors for attending board meetings. During 1998, the board of directors fees for the fiscal year ended December 31, 1998 an aggregate of 1,646 shares of Common Stock accrued to the members of the board of directors for attending board meetings which was issued in 1999. Subsequently in December 1998, the board of directors agreed to return to cash compensation for attendance at all future board of directors meetings commencing on January 1, 1999. Pursuant to the Company's 1992 Stock Option Plan (the "Plan"), directors are eligible to receive non-qualified options, and in addition, directors who are employees of the Company are also eligible to receive incentive options.

STOCK OPTION PLAN

     In July 1992, shareholders of the Company ratified the adoption by the Board of Directors of the Plan. The Plan authorizes the grant of incentive and non-qualified options to purchase up to 100,000 shares of the Company's Common Stock and is administered by the Board of Directors. Only employees of the Company are eligible to receive incentive stock options pursuant to the Plan. As of December 31, 1998, options to purchase 67,000 shares of the Company's Common Stock have been granted pursuant to the Plan and options to purchase 33,000 shares of the Company's Common Stock were available for grant under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information as of March 15, 1999 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) the named executive, (iii) each of the Company's directors and (iv) all directors and executive officers as a group:

                            AMOUNT AND NATURE      PERCENTAGE  OF
NAME AND ADDRESS  OF           BENEFICIAL            OUTSTANDING
BENEFICIAL OWNER             OWNERSHIP  (2)        SHARES  OWNED

Richard G. Gagliardi(1)       503,490 (3)(7)           38.3%
Lynn K. Gagliardi              12,911 (4)(7)             *
Theodore P. Rica, Jr.          23,478 (5)(7)            1.8%
Bernard Gitlow                  9,177 (6)(7)             *
Nathan Low                    179,000 (1)(8)           13.3%
Sunrise Foundation Trust       68,000 (1)(9)            5.2%
Brian Gonnelli                 68,000 (1)               5.2%

All directors and executive
officers as a group (four persons)   547,360 (5)(6)(7)  41.6%

* less than 1%
---------------------------------
(1)  The address of Mr. Gagliardi is 150 Morristown Road, Suite
108, Bernardsville, New Jersey 07924.  The address of Mr. Low and
Sunrise Foundation Trust is 135 E. 57th Street, New York, NY
10022.  The address of Mr. Gonnelli is 22 Kathryn Drive,
Whippany, NJ  07981.

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

(7) Includes 424 shares to be issued in lieu of cash compensation for attendance at directors meetings.

(8) According to a joint Schedule 13D filed with the Securities and Exchange Commission represents (i) 31,000 shares of Common Stock owned by Mr. Low (ii) 30,000 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Low (iii) 68,000 shares of Common Stock owned by the Sunrise Foundation Trust, of which Mr. Low is a trustee and (iv) 50,000 shares of Common Stock owned by the Nathan Low Individual Retirement Account f/b/o Low.

(9) According to a joint Schedule 13D filed with the Securities and Exchange Commission these shares are also beneficially owned by Nathan Low as reflected in footnote 8(iii) above.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of December 31, 1998, the Company had outstanding borrowings aggregating $31,364 from various stockholders, including but not limited to Alice E. Gagliardi, Mr. Gagliardi's mother and Lynn K. Gagliardi an officer of the Company. The loans bear interest at the rate of 12%. See Note 10 of notes to the financial statements.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENT
                                                        PAGE NO.

Report of Independent Certified Public Accountants         F-2

Consolidated Financial Statements--
Consolidated Balance Sheets - December 31, 1998 and 1997   F-3
Consolidated Statements of Operations -
 for the years ended December 31, 1998 and 1997            F-4
Consolidated Statement of Changes In Stockholders'
 Equity - for the years ended December 31, 1998 and 1997   F-5
Consolidated Statements of Cash Flows - for the years
 ended December 31, 1998 and 1997                          F-6
Notes to Consolidated Financial Statements             F-7 - F-19


(b)  CURRENT REPORTS ON FORM 8-K

     On December 4, 1998 the Company filed on Form 8-K under
Item 4, to report the dismissal on November 30, 1998 of it's principal independent auditor, R. D. Hunter & Company, LLP. On December 10, 1998 an amended Form 8-K was filed under Items 4 &
7. Subsequently on January 7, 1999, the Company filed on Form 8-K under Item 4 to report the engagement of Grant Thornton, LLP as the Company's new principal independent auditor.

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

<AUDIT-REPORT> REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of American Asset Management Corporation and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of American Asset Management Corporation and Subsidiaries for the year ended December 31, 1997 were audited by other auditors whose report dated March 27, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Asset Management Corporation and Subsidiaries as of December 31, 1998 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP


New York, NY
February 9, 1999, except for Note 13, as to which the date is March 18, 1999

                      INDEPENDENT AUDITORS' REPORT

To the Stockholders of
AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheets of American Asset Management Corporation and Subsidiaries as of December 31, 1997 and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Asset Management Corporation and Subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, the Company is involved in litigation relating to the Company's 1989 private offering of Common Stock. The outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.


Paramus, New Jersey                  RD Hunter & Company LLP
March 27, 1998                       Certified Public Accountants

  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets
               Years Ended December 31, 1998 and 1997

ASSETS:                                     1998           1997
CURRENT ASSETS:
 Cash & cash equivalents (Note 1)       $  608,085     $  236,103
 Mortgage loans held for sale
  (Notes 1, 2 & 5)                       1,755,009      1,927,000
 Notes receivable (Notes 1 & 9)             62,822         66,322
 Prepaid  expenses &
  other current assets                      86,948         72,907
                                         ---------      ---------
     Total current assets                2,512,864      2,302,332

Land and development costs
  (Notes 1, 4 & 6)                         573,515      1,041,803

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation & amortization (Notes 1 & 3)   8,251          8,223
                                         ---------      ---------
                                        $3,094,630     $3,352,358
                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Warehouse finance facility (Notes 2&5) 1,363,236     $1,886,040
  Deferred income (Note 1)                  55,860          6,170
  Loans payable (Note 9)                    31,364        281,707
  Accounts payable, accrued expenses &
   other current liabilities               142,539        433,943
                                         ---------      ---------
      Total current liabilities          1,592,999      2,607,860


COMMITMENTS AND CONTINGENCIES (Notes 1, 5 & 10)
STOCKHOLDERS' EQUITY (Notes 1 & 8)
  Preferred stock no par value;
   68,750 shares 5% Non-voting
   Series A Cumulative Convertible
   aggregate liquidation value                           687,500
  Common stock, no par value;
   10 mil. shares authorized;
   issued & outstanding: 1,315,293
   shares in 1998 and 936,119
   shares in 1997                       3,845,825      2,449,325
  Additional paid-in capital              231,207        231,207
  Accumulated deficit                  (2,575,401)    (2,623,534)
                                        ---------      ---------
     Total stockholders' equity         1,501,631        744,498
     TOTAL:                            $3,094,630     $3,352,358
                                        =========      =========
The accompanying notes are an integral part of these statements.
                                F-3

  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations
             Years Ended December 31, 1998 and 1997

                                             1998         1997
REVENUES:
  Mortgage origination fees (Note 1)     $1,552,496   $1,358,621
  Land sales (Note 4)                       355,000      505,500
  Application & commitment fees (Note 1)    254,515      232,660
  Mortgage interest income                  180,972      303,946
                                          ---------    ---------
               Total revenues             2,342,983    2,400,727
                                          ---------    ---------

EXPENSES:
  Employee compensation & benefits          526,130      515,890
  Commissions                               647,654      610,157
  Other expenses                            511,523      416,350
  Land development costs (Note 4)           442,937      553 083
  Interest expense                          148,640      277,801
  Loss from sale of mortgage                    -0-       23,000
                                          ---------     ---------
      Total expenses                      2,276,883     2,396,281
                                          ---------     ---------

      Income from operations                 66,100         4,446

Other Income                                    -0-         1,220
                                          ---------     ---------
      Income before provision
      for income taxes                       66,100         5,666

Provision for income taxes (Notes 1 & 7)        -0-           -0-
                                           --------     ---------
      Net income                             66,100         5,666

Dividends on Preferred Stock                 17,967        30,909
                                           --------     ---------
Income (loss) available
  for common stockholders                  $ 48,133    $ (25,243)
                                            ========    =========
Earnings (loss) per common share (Note 1)
   Basic                                   $    .04    $    (.03)
                                            ========    =========
   Diluted                                 $    .04
                                            ========
Weighted average number of shares of
 Common stock outstanding (Note 1)
   Basic                                   1,131,563     936,119
                                           =========    ========
   Diluted                                 1,176,286
                                           =========
The accompanying notes are an integral part of these statements.
                               F-4

  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
            Years Ended December 31, 1998 and 1997


    COMMON STOCK     PREF'D STOCK    ADDTN'L
  ----------------  ---------------  PAID-IN   $ ACCUM'D
  SHARES   $AMOUNT  SHARES  $AMOUNT  CAPITAL    DEFICIT   $TOTAL
  ------   -------  ------  -------  -------   ---------  -------

Balance, January 1, 1997:
936,119 $2,449,325 56,500 $565,000 $231,207 $(2,598,291) $647,241

Issuance of Preferred Stock
     --         -- 12,250  122,500     --         --     122,500

Preferred Stock dividends:
     --         --     --      --      --       (30,909) (30,909)

Net income for year ended 1997:
     --         --     --      --      --         5,666    5,666
-------   -------- ------  ------  ------       -------  -------

BALANCE, December 31, 1997:
936,119  2,449,325 68,750  687,500  231,207  (2,623,534)  744,498


Conversion of Preferred Stock
 for Common Stock (Note 8):
137,500   687,500 (68,750)(687,500)     --          --        --


Issuance of Common Stock as a result
 of a private placement (Note 8):
230,000   690,000                                   --    690,000

Issuance of Common Stock in lieu
 of cash for directors' fees (Note 8):
 11,674    19,000      --       --       --         --     19,000

Preferred stock dividends:
     --        --      --       --       --     (17,967) (17,967)
Net income:
     --        --      --       --       --      66,100   66,100
-------   -------  ------  -------  -------   --------- ---------

BALANCE, December 31, 1998:
1,315,293 3,845,825   -0-  -0-    $231,207 $(2,575,401)$1,501,631
========= =========  ====  =====   =======  ==========  =========

The accompanying notes are an integral part of these statements.

   AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Cash Flows
          Years Ended December 31, 1998 and 1997
                                            1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $    66,100  $     5,666
  ADJUSTMENTS TO RECONCILE
   NET INCOME TO NET CASH (USED IN)
   PROVIDED BY OPERATING ACTIVITIES:
    Depreciation & amortization               6,634        9,222
    Reserve for bad debts                       -0-       (3,283)
    Allowance for net realizable value          -0-     (158,000)
    Discount on sale of mortgage                -0-       23,000
   CHANGES IN ASSETS & LIABILITIES:
    (INCREASE)DECREASE IN:
      Mortgage loans held for sale          171,991     (613,125)
      Notes receivable                          -0-      (37,667)
      Prepaid expenses & other
        current assets                      (18,642)      (4,730)
      Land & development costs              436,180      650,800
   INCREASE (DECREASE) IN:
    Warehouse finance facility             (522,804)     575,912
    Deferred income                          49,690      (17,179)
    Accounts payable & accrued expenses    (148,892)    (170,860)
    Utilization of lot deposits             (75,000)     (16,000)
                                          ---------    ---------
    Net cash (used in) provided by          (34,743)     243,756
     operating activities                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collection of commission advances           4,600        4,950
  Purchases of fixed assets                  (6,662)      (1,308)
  Proceeds from notes receivable              3,500          -0-
                                           --------     --------
Net cash provided by investing activities     1,438        3,642
                                           --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of mortgage payable   (163,790)    (265,448)
  Proceeds from issuance of Common Stock    690,000          -0-
  Proceeds from issuance of pref'd stock        -0-      100,000
  Payments for loans payable                (86,553)     (52,074)
  Payments of Preferred Stock dividends     (34,370)     (14,506)
    Net cash provided by                    --------      -------
     (used in) financing activities         405,287     (232,028)
                                          ---------    ---------
Net increase in cash & cash equivalents     371,982       15,370
Cash and cash equivalents,                  236,103      220,733
  at beginning of year                    ---------    ---------
CASH & CASH EQUIVALENTS, END OF YEAR     $  608,085   $  236,103
SUPPLEMENTAL NON-CASH INVESTING           =========    =========
 & FINANCING ACTIVITIES:
    Reduction in land & development      $   32,108
    costs accrued at December 31, 1997    =========
    Issuance of Common Stock in lieu     $   19,000
     of cash for directors' fees          =========
  Cash paid during the year for interest $  148,640   $243,323
                                          =========   ========
The accompanying notes are an integral part of these statements.
                             F-6

 AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements
               December 31, 1998 and 1997


Note 1 - SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

American Asset Management Corporation (the "Company") through its two wholly owned subsidiaries, Capital Financial Corp. ("CFC") and American Asset Development Corporation ("AADC"), is engaged in originating and selling loans secured primarily by first mortgages on one-to-four family residential properties (CFC) and real estate financing and development (AADC). The Company's mortgage banking subsidiary is a licensed mortgage banker in the State of New Jersey. The real estate project involves a parcel of land being developed for subdivision and sale in Hunterdon County, New Jersey.

A.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

B.  GEOGRAPHIC AND CUSTOMER CONCENTRATION, SIGNIFICANT RISKS AND
    USE OF ESTIMATES

The Company's mortgage banking activities are primarily concentrated in the New Jersey market.

During 1998, the Company's origination revenues were derived from loan sales to various investors. Three of the investors comprised revenue percentages of 39.7%, 17.8% and 15.6%. The remaining sixteen investors purchased less than 10% each of the loans.

During 1997, the Company's origination revenues were derived from loan sales to various investors. Four of the investors comprised revenue percentages of 43.2%, 15.9% 6.5% and 4%.

The Company receives all of its funds for mortgage banking activities from one mortgage warehouse lender (see Note 5).

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. FIXED ASSETS AND DEPRECIATION AND AMORTIZATION

Fixed assets are stated at cost. Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of three years for computer equipment and leasehold improvements and five years for furniture and equipment, for both financial reporting and income tax purposes.

D.  MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are reported at the lower of cost or market value which approximates fair value (see Note 2).
Management establishes a reserve allowance when needed, for potential losses on a loan-by-loan basis. No reserve was required for the mortgages held for sale at December 31, 1998 and 1997.

E.  REVENUE RECOGNITION

GAIN ON SALE

The gain or loss on sales of mortgage loans to investors is recognized upon purchase of the loan by the investor. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"), which was effective for transactions occurring after December 31, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 on January 1, 1997 did not have a material effect on the Company's financial statements.

ORIGINATION FEES

The Company accounts for origination fee income on mortgages held for sale in conformity with Statement of Financial Accounting Standards No. 91. This statement requires that origination fees be offset by their direct loan costs and the net deferred income is recognized over the life of the loan.

APPLICATION FEES

The Company's application fees for processing mortgage applications and commitment fees for committing to fund a loan are recorded in the statement of operations upon receipt.

F.  INCOME TAXES

The Company files its Federal income tax return on a consolidated basis and its state income tax returns on an entity basis.

Deferred income tax assets and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that will result in future taxable and deductible amounts, based on enacted tax laws and rates to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

G.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its cash in high-quality financial institutions, which at times may be in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

H.  EARNINGS PER COMMON SHARE

Earnings per common share are based on the weighted average number of common shares outstanding. In March 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS No. 128"), "Earnings Per Share", which requires dual presentation of the basic and diluted earnings per share on the face of the statements of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders less Preferred Stock dividends by the weighted number of common shares outstanding. Diluted earnings per share for 1998 reflects the dilution that would occur if the 67,000 employee stock options were to be exercised or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the Company less 22,277 shares which would be available to be purchased from the proceeds from the exercise. The 1997 diluted earnings per share are not presented because the effect of exercising options would be antidilutive. The Company adopted SFAS No. 128 for the year ended December 31, 1997.

I.  RESERVE FOR BAD DEBTS

A reserve for bad debts has been provided for on all commission advances and notes receivable turned over for collection. The reserve was $13,531 and $21,100 at December 31, 1998 and 1997 respectively.

J.  RECLASSIFICATION

Certain assets, liabilities, revenues and expenses for 1997 have been reclassified to conform to the 1998 presentation.

K.  ACCOUNTING PRONOUNCEMENTS

In June 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures for products and services, geographic areas, and major customers. The Company has adopted SFAS 131 effective January 1, 1998 and, as required, the financial statement disclosures for 1997 are restated to reflect this adoption. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments as of December 31, 1998 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or methodologies may have a material effect on the estimated fair value amounts. The amounts listed below as of December 31, 1998 are in thousands.

                                       Carrying        Estimated
                                        Amount         Fair Value
                                       --------        ----------
     Assets
       Mortgage loans held for sale     $1,148          $1,157

     Liabilities
       Warehouse finance facility        1,363           1,363

The fair value estimates as of December 31, 1998 are based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimate of fair value may differ significantly from the amounts presented herein. The following describes the methods and assumptions used by the Company in estimating fair values:

     Mortgage loans held for sale - Fair value is estimated using the quoted market prices from investors and commitments to purchase loans on a non-servicing basis.

     Warehouse finance facility - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

NOTE 3 - FIXED ASSETS

Fixed assets at December 31 consist of:

                                         1998        1997
                                        -------     -------
     Computer equipment                $ 46,433    $ 46,433
     Furniture and fixtures              19,291      19,291
     Office equipment                    44,075      37,413
     Leasehold improvements               2,240       2,240
                                        -------     -------
                                        112,039     105,377
     Less, Accumulated depreciation
     and amortization                   103,788      97,154
                                        -------     -------
           NET FIXED ASSETS            $  8,251    $  8,223
                                        =======     =======


Depreciation and amortization expense was $6,634 and $9,222 for the years ended December 31, 1998 and 1997 respectively.


NOTE 4 - LAND AND DEVELOPMENT COSTS

Land and development costs are comprised of an initial investment in capitalized loans of $675,000 to acquire the land, issuance of 148,000 shares of Common Stock in 1992 with a fair market value of $259,000 to acquire the minority interest and cumulative development costs incurred of $635,535 through December 31, 1998. During 1998 and 1997, $442,937 and $553,083 of land and development costs were charged to expense, respectively, for the lots sold during the year. At December 31, 1998 and 1997, no allowance for net realizable value was established as revenues from the remaining land and development are anticipated to exceed related costs.

During December 1998, AADC commenced construction of a single-family home on one of the remaining four lots for available sale.
Management intends to construct homes on the remaining three lots during 1999 to be sold to the public.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

WAREHOUSE LINE OF CREDIT

On March 3, 1995, the Company entered into a warehouse line of credit of $5,000,000 with a financial institution. At December 31, 1997 the commitment was reduced to $2,500,000 and subsequently increased back to $5,000,000 effective August 3, 1998. Funds from this line of credit are used for short term financing of mortgages held for sale and are secured by residential mortgage loans. The investor repays the line of credit at the time of the closing. As of December 31, 1998, six loans aggregating $1,389,009 had yet to be delivered to investors resulting in a warehouse loan payable of $1,363,236. As of December 31, 1997, seven loans had yet to be delivered to investors aggregating $1,927,000 resulting in a warehouse loan payable of $1,886,040. Interest expense under this warehouse line of credit was $148,640 and $271,548 for the years ended December 31, 1998 and 1997, respectively.

OPERATING LEASES
The Company has entered into various operating lease agreements for office space and office equipment. The leases expire periodically through July 2002.

The future minimum rental commitments under noncancelable operating leases are as follows:

                Year                    Amount
                1999                   $19,413
                2000                     5,941
                2001                     5,941
                2002                     2,476
                                       -------
                                       $33,771
                                       =======

Rental costs under operating leases included in other operating expenses amounted to $63,816 and $60,929 for the years ended
December 31, 1998 and 1997, respectively.

NOTE 6 - MORTGAGE PAYABLE

During December 1996, the company refinanced a site improvement loan from a commercial bank, which was evidenced by a note and collateralized by a mortgage creating a valid first lien on ten of the Company's eleven land development lots. Interest was charged at a rate equal to one and one-half percent (1.5%) per annum above the Wall Street Journal prime rate. The principal portion of the debt was to be paid down with the use of proceeds obtained from the sale of the ten real estate lots. Interest was to be paid from a $50,000 escrow account set up by the bank and included in the principal balance. The balance due at December 31, 1997 was $163,790. The Company repaid the remaining principal balance of the mortgage not payable during 1998 and escrow balances were returned.


NOTE 7 - INCOME TAXES

The Company had current income tax expense of approximately
$26,000 and $2,000 for the year ended December 31, 1998 and 1997, respectively, which has been offset by the utilization of net operating loss carry forwards. Therefore, the Company's effective income tax rate of 40% has been reduced to zero.

The Company had a deferred tax asset of $992,000 at December 31, 1998, arising from net operating loss ("NOL") carry forwards of approximately $2,254,000. The NOL carryforwards expire between 2001 and 2011. A valuation allowance has been recorded in the amount of $992,000 at December 31, 1998, due to the uncertainty of future utilization of the Company's NOL carry forwards.

NOTE 8 - STOCKHOLDERS' EQUITY

Through a public offering in April 1991, the Company sold 150,878 units (unadjusted), each unit consisting of three shares of Common Stock, one Class A Common Stock Purchase Warrant, one Class B Common Stock Purchase Warrant and one Class C Common Stock Purchase Warrant. Net proceeds of the offering were $1,089,821. Each Class A Warrant entitled the holder to purchase one share of Common Stock at an exercise price of $17.50 (adjusted) until January 29, 1994, when the unexercised warrants expired. Each Class B Warrant entitles the holder to purchase
 .20941 share (adjusted) of Common Stock at an exercise price of $19.10 per whole share until January 29, 1999. Each Class C Warrant entitles the holder to purchase .20977 share (adjusted) of Common Stock at an exercise price of $21.45 per whole share until January 29, 1999. (See Note 13.)

As of December 31, 1996, the Company received stock subscriptions to convert $565,000 of debt into 56,500 shares of 5% Non-voting Series A Cumulative Convertible Preferred Stock. During 1997, the Company received additional stock subscriptions of $122,500 for 12,250 shares of the Preferred Stock. Each preferred share accrued $.50 in annual dividends, payable semi-annually commencing July 1, 1997. Effective July 1, 1998, the preferred stockholders converted 68,750 shares of Non-voting Series A Cumulative Convertible Preferred Stock into 137,500 shares of Common Stock of the Company.

The Company completed a private placement effective June 17, 1998 whereby the Company sold 230,000 shares of Company Common Stock at $3.00 per share to one stockholder and their related entities and received net proceeds of $690,000. Effective March 26, 1998, the Company issued a warrant to purchase up to 30,000 shares of the outstanding Common Stock of the Company at $4.00 per share in consideration for certain research and public relations services performed by the aforementioned stockholder. These warrants are exercisable upon issuance and expire in March 2001.

The Company issued 8,753 and 2,921 shares of Common Stock during
1998 to satisfy an obligation for 1997 and 1996 for directors' fees payable of $10,200 and $8,800, respectively.

NOTE 9 - RELATED PARTIES

A. Notes receivable includes a demand note from the Company's former Chief Financial Officer. The note accrues interest at 8% per annum and the outstanding principal balance was $20,446 and $23,946 as of December 31, 1998 and 1997, respectively. An allowance of $7,569 as of December 31, 1998 and 1997 has been established for the amount deemed to be uncollectible.

B. Loans payable as of December 31, included the following related party demand notes:
                                                         ANNUAL
                                                        INTEREST
    RELATED PARTY               1998          1997        RATE

 Stockholders                 $ 11,370      $ 84,214       12%

 Chief Executive Officer                       6,378       12%

 Executive Vice President       19,994        27,325       12%


C. Included in accrued expenses as of December 31, 1997 are salaries owed to the Chief Executive Officer and the Executive
Vice President for $30,231 and $24,256, respectively.


NOTE 10 - LITIGATION:

The Company is party to various proceedings arising out of the ordinary course of its business including an arbitration with the National Association of Securities Dealers (NASD) (See Note 13) and a complaint filed in the State of New York. These proceedings are seeking claims of $60,000 for the NASD arbitration and $250,000 for the other matter, plus punitive damages. Management believes that these actions, individually or in the aggregate, will not have a material adverse effect on the results of operations or the financial condition of the Company.


NOTE 11 - SUBSEQUENT EVENTS

a.  Stock Options

The Company adopted a 1992 Stock Option Plan, effective November 22, 1992, whereby the Company may grant incentive and new qualified options to eligible participants that vest upon grant date. The plan provides for the issuance of options with terms of not more than ten years. The plan includes a provision whereby stock options granted by the Company may not exceed 100,000 shares of Common Stock. The plan shall terminate on May 22, 2002, unless terminated sooner; and no option shall be granted after that date. The plan is administered by the Board of Directors.

There were no options granted during 1998. A summary of the stock option plan activity for the years ended December 31, 1998 and 1997 is presented below:

                                         Options
                                        shares at      Options
                                       price range      shares
                                      $1.25 - $1.50    at $3.75
                                      -------------    --------
Outstanding and exercisable
    at January 1, 1997:                   59,000         6,000

Granted                                   10,000            -
Exercised                                    -              -
Expired                                                 (6,000)
Forfeited                                    -              -
                                      -------------    --------

Outstanding and exercisable
    at December 31, 1997                  69,000            -

Granted                                      -              -
Exercised                                    -              -
Expired                                      -              -
Forfeited                                 (2,000)           -
                                      -------------    --------
Outstanding and exercisable
    at December 31, 1998                  67,000            -
                                      =============    ========

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants in 1997 and 1998:
a dividend yield of 0%, a risk-free interest rate range of 4.95% - 6.27%, an expected life of three years, and a volatility range from 1.46 - 3.09.

Options outstanding and exercisable as of December 31, 1997 are summarized below:
                                             Weighted-average
                                          -----------------------
                                           Remaining
     Range of             Number          contractual    Exercise
  exercise prices       Outstanding          life         price
  ---------------       -----------       -----------    --------

   $1.25 - $1.50           69,000             1.45         $1.35

Options outstanding and exercisable as of December 31, 1998 are summarized below:
                                             Weighted-average
                                          -----------------------
                                           Remaining
     Range of             Number          contractual    Exercise
  exercise prices       Outstanding          life         price
  ---------------       -----------       -----------    --------

   $1.25 - $1.50           67,000             .44         $1.35

  The Company applies APB Opinion No. 25 and related interpretations in accounting for the plan.


NOTE 12 - SEGMENT REPORTING

The Company has two primary operating segments including originating and selling loans secured primarily by first mortgages on one-to-four family residential properties (CFC) and real estate development (AADC). The basis of accounting and summary of accounting policies is described in Note 1 to the financial statements. Segment selection was based upon the nature of operations as determined by management and all of the operations of these segments are conducted in New Jersey. Certain selected financial information of these segments are described below:

1998                    CFC       AADC       PARENT      TOTAL
                    ----------  --------   ----------  ----------
Revenues            $1,807,011  $380,972   $       -   $2,187,083
Interest income        180,972        -            -      180,972
Interest expense       148,640        -            -      148,640
Depreciation expense     6,634        -            -        6,634
Segment profit(loss)   341,215   (94,822)   (120,066)      66,100

Identifiable assets  3,569,021   652,066   1,326,894    5,547,981
Elimination of inter
 company receivable (1,147,793)      -    (1,305,558) (2,453,351)
Net identifiable
      assets        $2,421,228  $652,066  $   21,336   $3,094,630
                    ==========  ========  ==========  ===========

1997                    CFC       AADC       PARENT      TOTAL
                    ----------  --------   ----------  ----------
Revenues            $1,591,281  $505,500   $       -   $2,096,781
Interest income        303,946        -            -      303,946
Interest expense       271,548        -         6,253     277,801
Depreciation expense     5,137        -         4,085       9,222
Segment profit(loss)   420,583   (57,187)    (357,730)      5,666

Identifiable assets  2,923,059  1,116,291   1,332,867   5,372,217
Elimination of inter
 company receivable   (684,473)  (27,500) (1,307,886) (2,019,859)
Net identifiable    ----------  --------  ----------  -----------
      assets        $2,238,586 $1,088,791 $   24,981  $3,352,358
                    ==========  =========  =========   ==========

NOTE 13 - SUBSEQUENT EVENTS

Effective January 29, 1999, the expiration date for the Class B warrants and the Class C warrants was extended to January 29, 2000.

Effective February 24, 1999, the Company extended its office lease through March 31, 2002 at terms similar to those in its existing lease.

Effective March 15, 1999, the Company issued 1,696 shares of
Common Stock in lieu of payment for 1998 directors' fees.


On March 18, 1999, the Company received a decision from the NASD regarding the arbitration in which all claims against the Company were dismissed, and all claims against the officers of the Company were denied in their entirety.

</AUDIT-REPORT>

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERICAN ASSET MANAGEMENT CORPORATION
                                       (Registrant)



                                 /S/_Richard G. Gagliardi________
                 03/26/99               Richard G. Gagliardi
                  Date                       President
                                            (Signature)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                 /S/_Richard G. Gagliardi________
                 3/26/99                Richard G. Gagliardi
                  Date                  President
                                        (Principal Executive,
                                         Financial and Accounting
                                         Officer)
                                        (Signature)


                                 /S/_Lynn K. Gagliardi___________
                 3/26/99                Lynn K. Gagliardi
                  Date                  Executive Vice President
                                       (Signature)


                 3/26/99         /S/_Bernard Gitlow______________
                  Date                  Bernard Gitlow
                                        Director
                                        (Signature)


                 3/26/99         /S/_Theodore P. Rica, Jr._______
                  Date                  Theodore P. Rica, Jr.
                                        Director
                                        (Signature)

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