Form 10QSB
period 1999-03-31
AMERICAN ASSET MANAGEMENT CORP
filed 1999-05-21
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  March 31, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 7, 1999 there were 1,315,293 shares outstanding of the issuer's no par value common stock.

Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                       March 31,     December 31,
                                      ___1999___     ____1998____
_____________ASSETS________________

Cash & cash equivalents              $  628,433       $  608,085
Mortgage loans held for sale          2,440,085        1,755,009
Notes receivable                         62,823           62,822
Prepaid expenses &
  other current assets                   50,641           86,948

     Total current assets             3,181,982        2,512,864

Land development costs                  662,746          573,515
Property & Equipment, net of accumulated
 depreciation & amortization              6,464            8,251

     Total assets                     3,851,192        3,094,630


__LIABILITIES AND STOCKHOLDERS' EQUITY__

Current liabilities:
 Warehouse finance facility           2,180,464        1,363,236
 Deferred income                          9,400           55,860
 Loans payable                           32,285           31,364
 Accounts payable, accrued expenses
   and other current liabilities     $  126,406       $  142,539

    Total current liabilities         2,348,555        1,592,999


COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
 Common stock, no par value;
 10,000,000 shares authorized;
 1,315,293 shares issued
 and outstanding                      3,852,825        3,845,825
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (2,581,395)      (2,575,401)

     Total stockholders' equity       1,502,637        1,501,631

     Total liabilities and
      stockholders' equity            3,851,192        3,094,630

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________

                                          For the Three Months
                                      ______Ended March 31,______
                                      ____1999____   ____1998____

Revenues:
  Mortgage origination fees           $   300,333    $   306,962
  Application and commitment fees          18,800         49,505
  Mortgage interest income                 30,841         33,151

     Total revenues                       349,974        389,618


Expenses:
  Employee compensation & benefits        124,404        114,857
  Commissions                             105,806        143,997
  Other expenses                          134,535        125,819

     Total expenses                       364,745        384,673

Income/(loss) from operations             (14,771)         4,945

Other income                                8,772            -0-

Income (loss) before provisions
  for income taxes                         (5,999)         4,945

Provision for income taxes                    -0-            -0-

Net income (loss)                          (5,999)         4,945

Dividends on Preferred Stock                  -0-          8,594

LOSS AVAILABLE FOR
  COMMON SHAREHOLDERS                 $   ( 5,999)    $   (3,649)

LOSS PER COMMON SHARE, Basic          $    (0.005)    $   (0.004)

WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING, Basic     1,315,293*       936,119*

*The diluted earnings per share are not presented and exclude the exercise of 331,756 warrants and 50,000 employee stock options because the effect would be antidilutive.


   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________

                                           For the Three Months
                                         ____Ended  March 31,____
                                         ____1999___  ____1998___


Cash flows from operating activities:

  Net loss                               $  ( 5,999)  $ (  3,649)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization              1,787          -0-

  Changes in assets & liabilities:
    (Increase)decrease in:
    Notes receivable                            -0-       45,500
    Mortgage loans held for sale           (685,076)  (1,210,450)
    Prepaid expenses & other assets          36,307      (62,481)
    Land and development costs              (89,231)     (36,504)

    Increase(Decrease) in:
     Accounts payable & accrued expenses     (9,133)      42,987
     Deferred income                        (46,460)       9,683
     Warehouse finance facility             817,228    1,189,361

 Net cash (used in) provided by
 operating activities                        19,423      (25,553)


Cash flows from financing activities:
    Loans payable                               921       58,055
    Payments of mortgage payable                -0-      (15,872)
    Dividends paid                              -0-       (7,809)

Net cash provided by financing activities       921       34,374

Net increase in cash and cash equivalents    20,343        8,821

Cash and cash equivalents
 at beginning of period                     608,085      236,103

Cash and cash equivalents
 at end of period                        $  628,433   $  244,924



   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1998 Annual Report on Form 10-KSB. Reference is made to the Company's annual financial statements for the year ended December 31, 1997, for a description of the accounting policies which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. The results of the three months ended March 31, 1999 are not necessarily indicative of the results of the full year.

2.  SEGMENT REPORTING

     The Company has two primary operating segments including originating and selling loans secured primarily by first mortgages on one-to-four family residential properties (CFC) and real estate development (AADC). Segment selection was based upon the nature of operations as determined by management and all of the operations of these segments are conducted in New Jersey. Certain selected financial information of these segments is described below:

                            CFC      AADC     Parent      Total
March 31, 1999
Revenues                  349,974                        349,974
Segment Profit (Loss)      22,991     (351)  (28,639)     (5,999)
Net identifiable assets 3,094,472   720,591   36,129   3,851,192


                            CFC      AADC     Parent      Total
March 31, 1998
Revenues                  389,618                        389,618
Segment Profit (Loss)      50,616      (36)  (45,635)      4,945
Net identifiable assets 3,435,613 1,143,552   56,949   4,636,114

Item 2.
     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION
_________________________________________________________________
RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to the Three Months
Ended March 31, 1998.

     Total revenues for the three months ended March 31, 1999 were $349,974 compared to $389,618 for the three months ended March 31, 1998, a decrease of $39,644 or approximately 10.2%. The decrease was primarily attributable to a reduction of $30,705 in application fees to $18,800 from $49,505 in the comparable 1998 period and to a lesser extent a decrease in origination fees of $6,629 and a decrease of $2,310 in mortgage interest income of Capital Financial Corp. ("Capital"), the Company's mortgage banking subsidiary. The reduction in applications was a result of increased mortgage interest rates during the period which sharply reduced the number of refinance applications the Company received, as well as a reduction in real estate sales in the Company's service area primarily due to a reduction in the available supply of homes for sale. During the three months ended March 31, 1999 Capital closed 72 residential mortgage loans in the principal amount of $17,061,628 compared to 101 loans closed in the principal amount of $19,980,646 in the three months ended March 31, 1998. At March 31, 1999, the Company had approximately 60 residential mortgage applications in process in the principal amount of $14,312,085 compared to 164 residential mortgage applications in process in the principal amount of $37,320,199, at March 31, 1998.

     Total expenses for the three months ended March 31, 1999 were $364,740, a decrease of $19,933 or approximately 5.3% from $384,673 in the comparable 1998 period due to a decrease of $38,191 in the Company's sales compensation which was partially offset by an increase in employee compensation of $9,547 and an increase in other expenses of $8,716 as a result of Capital's modification in the compensation structure for loan originators and certain other employees. As a percentage of revenues, Expenses were approximately 104.2% in the current period compared to 98.8% before payment of dividends on Preferred Stock in the comparable 1998 period.

     As a result of the foregoing, the Company's net loss for the three months ended March 31, 1999 was $5,999 or $0.005 per common share, compared to net income of $4,945 before preferred stock dividends and a net loss after preferred stock dividends of $3,649 or $0.004 per common share for the comparable 1998 period. The Company did not have any preferred stock outstanding during the period ended March 31, 1999 compared to the same period in 1998, as all outstanding preferred shares were converted to common stock on July 1, 1998.


     During the period ending March 31, 1999, the Company expanded its Internet presence by creating a website home page on a major website belonging to a national provider of mortgage loans and other financial statistics. The Company's website provides the public with its lending programs and interest rates on a daily basis, in addition to the rates of other lenders that the Company competes with. During the 3 month period ending March 31, 1999 the Company has received numerous inquiries which has resulted in mortgage loan applications from persons seeking mortgage financing.

     The Company has been encouraged with the results the Internet has provided as an additional source of mortgage applications and is currently in the process of updating its own website. Once the changes have been made the Company's website will be linked to its homepage on the national provider's website utilizing an on line mortgage application and streamlined internet mortgage approval process. The Company expects to complete these website changes during the second quarter of 1999. In addition, the Company has identified and intends to link its website with other national and regional websites that provide mortgage rate listings and information to the public as additional potential sources of mortgage applications.

     To date, the number of domestic mortgages originated over the Internet, relative to the total mortgage origination market is very small. In 1998, only 0.7% of total mortgage originations were generated via the Internet. The Company believes this is about to change dramatically. Estimates made by the mortgage banking industry believe that by the year 2005, the Internet could comprise 25% to 30% of total mortgage originations. The Company's marketing strategy is to supplement its current personal relationship based origination business with the Internet.

     Through its Internet presence, the Company has experienced that e-commerce allows the Company to compete with entities much larger and with greater resources than itself. Further, the Company believes that this technology is becoming increasingly important as an acceptable form of commerce, while providing the Company with a cost effective method to potentially increase its business.

     During March 1999, the Company has made application to license itself as a mortgage banker in the State of Connecticut and has identified and is considering applying for licensing in other states. Accordingly the Company plans on using the Internet to offer its mortgage products and services within those states as the Company becomes licensed to do so. There can be no assurance the Company will be successful in using the Internet as a source of mortgage loan applications or that the Company will be granted licenses in the one or more states that it has or may make applications for licensing in.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had cash and cash equivalents of $628,433 compared to $608,085 at December 31, 1998, an increase of $20,348. The increase is primarily attributable to cash provided in operating activities.

     The Company utilizes a $5,000,000 warehouse line of credit for its daily mortgage loan funding operations and whenever possible the Company employs its available cash to fund mortgage loans which generates mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit line. This warehouse line is maintained with a mortgage warehouse lender which enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At March 31, 1999 the Company had borrowed $2,180,464 from its warehouse line of credit which represented approximately 6 closed loans ready for sale.

     Of the total loans in the warehouse at March 31, two loans were new construction loans aggregating approximately $320,000. These loans will remain in the warehouse until such time that all construction work is completed, the balance of approximately $100,000 in disbursements are made and the loans are sold to an institutional investor.

     During March 1999, the Company received a commitment from another warehouse credit line lender to provide the Company with an additional warehouse credit line in the amount of $5,000,000. In April 1999, the Company decided not to accept this credit line as the terms offered by the new warehouse lender were not beneficial to the Company.

     In December 1996, the Company accepted a commitment issued by a commercial bank for a construction mortgage financing line of credit in the amount of $550,000 for use in the Company's real estate development located in Hunterdon County, New Jersey, known as Murray Hill Estates. The loan provided a letter of credit in the amount of $111,583 which the Company assigned and deposited in escrow with certain municipal authorities during January 1997 to guarantee the township adequate funds to complete the balance of required site improvements on the property if the Company fails to complete the required improvements. During March 1999, the Company received a resolution executed by municipal authorities granting the Company's request to reduce to letter of credit to $39,000 since 90% of all improvements to the property have been completed. The Company anticipates completing the balance of the required improvements, which total approximately $35,000, during the first quarter of 2000, when the balance of all residential construction should also be completed. The loan matured on December 31, 1997, and was extended by the bank until July 31, 1998, except for the letter of credit which was extended for an additional one year term through December 31, 1998 and again extended until June 30, 1999. As of October 1998, the Company has fully repaid the mortgage loan on its subdivision.

     In May 1995, the Company contracted to sell a lot for the sum of $125,000. The Company received nonrefundable deposits of $75,000 with a balance due the Company of $50,000 at closing of title. Title was transferred to the buyer during August 1998.
At this time the Company also provided the buyer with a $330,000 credit line secured by a five month first mortgage on the property and its improvements and the personal guarantee of the buyer. The first $50,000 of the total credit line provided was a purchase money mortgage taken back by the Company on the land. The remaining $280,000 is for the construction costs of a new single family home which is expected to be completed during the second quarter of 1999. As of March 31, 1999 the buyer is indebted to the Company in the amount of $214,000. The terms of the mortgage require monthly interest only payments to the Company at an interest rate of 3% over the Wall Street Journal prime rate. The mortgage matured in January 1999 and was extended by the Company until April 1999 and extended again until July 4, 1999. Although the Company is not required to grant such an extension it estimates that the additional extension of three months will be necessary for the buyer to complete all construction. The Company anticipates it will receive full repayment of its mortgage during the third quarter of 1999.

     As of May 4, 1999, the Company owns 4 unimproved building lots in its Hunterdon County, New Jersey real estate development and does not have any contracts of sale pending. However, in September 1998, the Board of Directors authorized the Company to build up to two, at any one time, single family, colonial style homes, on speculation and offer them for sale to prospective buyers. The Company believes that construction costs for each home to be built will be approximately $225,000 and it will afford it a better opportunity to obtain a profit from the transaction then if it sold an undeveloped lot. Although there can be no assurance that the Company will be successful in this undertaking, the Company commenced construction during December of 1998 of one such home. As of March 31, 1999 the Company has invested approximately $89,400 in the residence. The Company has retained an on-site construction manager who is a non-affiliate of the Company, to assist the Company in this construction project.

     During April 1999, the Company concluded the major part of its study concerning its internal operating systems becoming Y2K compliant. As a result of its internal review, in April 1999, the Company ordered new computer software and hardware from suppliers that will make the Company Y2K compliant in addition to upgrading its systems to be state of the art in the area of mortgage processing, closing, and portfolio management of its mortgage banking businesses. The costs associated with the upgrading of the Company's hardware and software is not expected to exceed the budgeted $25,000. The Company anticipates having all of its Y2K upgrades and changes installed and tested during the second quarter of 1999.

     The major processing software systems utilized by the Company are run internally and independently of outside vendors. In addition, the Company has manual systems and equipment in place as a back up to manage the flow of business until such time
as a system failure could be corrected, should one occur.   The
Company continues to monitor the progress of its vendors Y2K compliance in an effort to avoid a potential system failure.

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


                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     On March 25, 1999, a derivative action on behalf of two New Jersey limited liability companies (the "LLC's") was commenced against certain defendants, including the Company, its President, the Company's wholly-owned subsidiaries (collectively, the "Company Defendants"); and one of the Company's directors, Theodore P. Rica, Jr. ("Rica") in the chancery Division of the Superior Court of New Jersey, Union County. The plaintiffs allege that Rica and certain defendants other than the Company Defendants ("non-Company defendants"), misappropriated assets and opportunities of the LLC's for their own use, engaged in self-dealing with respect to the LLC's, breached the operating agreements of the LLC's, and converted and embezzled assets and funds of the LLC's.

     The Company Defendants are alleged to have aided and abetted
Rica in converting the assets of the LLC's by accepting loans and payments from the LLC's and Rica and repaying the loans to Rica in the form of cash and Company stock.

     The plaintiffs seek declaratory and injunctive relief against the Company Defendants; an accounting of (i) all shares of Company stock purchased by Rica and certain non-Company defendants and (ii) all payments to or from the Company and Rica and certain non-Company defendants; imposition of a lien or equitable trust in favor of the LLC's on shares of Company stock issued in the names of Rica and certain non-Company defendants; and certain unspecified compensatory and punitive damages, attorneys' fees and costs.

     In April 1999, the Court granted a preliminary injunction, which, among other things, enjoins the Company Defendants from allowing the transfer of any Company stock held in the name of Rica and certain other non-Company defendants and directs the Company Defendants to provide an accounting of all such stock. The Company, while adamantly denying any wrongdoing, did not oppose plaintiffs' application, as it did not adversely impact the Company.

     In April 1999, the plaintiffs filed lis pendens with respect to four parcels of real property owned by the Company. The Company believes that the lis pendens are unlawful and is taking steps in an effort to have them voluntarily withdrawn or vacated by court order.

     The Company denies any wrongdoing and believes that the claims against the Company Defendants are without merit, and intends to defend the action vigorously.

     On May 18, 1999, Rica submitted to the Company his resignation from the Company's Board of Directors.



Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibit 27 Financial Data Schedule (For SEC use only)

       (b) On January 7, 1999 the Company filed on Form 8-K under Item 4 to report the engagement of Grant Thornton, LLP as the Company's new principal independent auditor.













                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AMERICAN ASSET MANAGEMENT CORPORATION
                                        (Registrant)




Date:  May 21, 1999        By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)