Form 10QSB
period 1999-06-30
AMERICAN ASSET MANAGEMENT CORP
filed 1999-08-16
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  June 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 6, 1999 there were 1,315,293 shares outstanding of the issuer's no par value common stock.

Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                       June 30,     December 31,
                                      ___1999___     ____1998____
_____________ASSETS________________
Cash & cash equivalents              $  506,672       $  608,085
Mortgage loans receivable               796,735        1,755,009
Notes receivable                         18,823           62,822
Prepaid expenses
 and other current assets               151,155           86,948

     Total current assets             1,473,385        2,512,864

Land development costs                  708,887          573,515
Property & equipment, net of
 accumulated depreciation
 and amortization                        24,589            8,251

     Total assets                     2,206,861        3,094,630

__LIABILITIES AND STOCKHOLDERS' EQUITY__

Current liabilities:
 Warehouse  finance  facility        $  560,279       $1,363,236
 Deferred income                          9,432           55,860
 Loans payable                           12,045           31,364
 Accounts payable, accrued expenses
  and other current liabilities         180,546          142,539

    Total current liabilities           762,302        1,592,999

Stockholders' equity:

 Common stock, no par value;
 10,000,000 shares authorized;
 1,315,293 shares issued and
 outstanding                          3,852,825        3,845,825
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (2,639,473)      (2,575,401)

     Total stockholders' equity       1,444,559        1,501,631
     Total liabilities and
     stockholders' equity            $2,206,861       $3,094,630

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________
                         For the Three Months|For the Six Months
                         __Ended  June 30,___|__Ended June 30,___
                         __1999__   __1998___|__1999__   __1998__

Revenues:
 Mtg. origination fees  $190,222   $531,321   $ 490,555 $ 838,283
 Application and
  commitment fees         14,153     32,195      32,953    81,700
 Mortgage interest income 64,119     52,155      94,960    85,306

    Total revenues       268,494    615,671     618,468 1,005,289

Expenses:
 Employee compensation
  and benefits           107,841    131,562     232,245   246,419
 Commissions              62,868    215,701     168,674   359,689
 Other expenses          162,218    231,492     296,753   357,311

    Total expenses       332,927    578,755     697,672   963,428

Income/(loss)
 from operations         (64,433)    36,916    (79,204)    41,861

Other income               6,360      1,623      15,132     1,623

Income/(loss) before
 provisions for
 income taxes            (58,073)    38,539     (64,072)   43,484

Provision for income taxes   -0-        -0-        -0-       -0-

Net Income/(loss)        (58,073)    38,539     (64,072)   43,484

Dividends on
 Preferred Stock             -0-      8,938        -0-    17,875

INCOME/(LOSS) AVAILABLE FOR
 COMMON SHAREHOLDERS   $ (58,073) $  29,601   $(64,072) $ 25,609

INCOME/(LOSS) PER
 COMMON SHARE, Basic   $  (0.044) $   0.025   $ (0.049) $  0.022

WEIGHTED AVG. NO. OF
 SHARES OF COMMON STOCK
 OUTSTANDING, Basic    1,315,293  1,169,040   1,315,293 1,169,040

*The diluted earnings per share are not presented and exclude the exercise of 331,756 warrants and 60,000 employee stock options because the effect would be antidilutive.

   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________
                         For the Three Months|For the Six Months
                         __Ended  June 30,___|__Ended June 30,___
                         __1999__   __1998___|__1999__   __1998__
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net income/(loss)      $ (58,073)$  38,539 $ (64,072)$  43,484
  Adjustments to
   reconcile net income/(loss)
   to net cash used in
   operating activities:
   Depreciation
    & amortization           1,834      1,466     3,616     1,465
CHANGES IN ASSETS
& LIABILITIES:
 (Increase)decrease in:
  Notes receivable          44,000     1,499    43,999    46,999
  Mortgage loans
   held for sale         1,643,350 2,844,825   958,274 1,634,375
  Prepaid expenses
   & other assets         (100,514)   (7,655)  (64,207)  (53,946)
  Land and
   development costs       (46,141)  (13,289) (135,372)  (60,793)
  Increase(Decrease) in:
   Accounts payable and
    accrued expenses         54,140 (10,378)    45,007    99,711
  Deferred income                22  (1,764)   (46,428)    7,919
  Warehouse finance
    facility           (1,620,185)(2,831,561)(802,957)(1,642,200)
  Incr.(Decr.) in
   Lot Deposits               -0-     70,000       -0-    81,000
NET CASH (USED IN)/PROVIDED
 BY OPERATING  ACTIVITIES  (81,567)  91,682    (62,140)  158,014
CASH FLOWS FROM
 INVESTING ACTIVITIES
  Purchase of Fixed Assets (19,954)      -0-    (19,954)  (2,439)
Net Cash (Used In)/Provided
 By Investing Activities   (19,954)      -0-    (19,954)  (2,439)
CASH FLOWS FROM
  FINANCING ACTIVITIES
Incr./(Decr.)Loans Payable (20,240)   11,022    (19,319) (28,178)
Payments of Mtg. Payable       -0-     4,327        -0-  (11,545)
Dividends Paid                 -0-   (17,000)       -0-  (17,000)
Proceeds from issuance
 of Common Stock               -0-   690,000        -0-  690,000
NET CASH (USED IN)/PROVIDED
 BY FINANCING ACTIVITIES   (20,240)  688,349    (19,319) 633,277
NET INCR/(DECR) IN CASH
 AND CASH EQUIVALENT      (121,761)  780,031   (101,413) 788,852
CASH & CASH EQUIVALENTS
 AT BEGINNING OF PERIOD    628,433   244,924    608,085  236,103
CASH & CASH EQUIVALENTS
 AT END OF PERIOD      $  506,672 $1,024,955 $ 506,672 $1,024,955
Supplemental noncash
 investing and financing
 activities:
  Issuance of common stock
   in lieu of cash for
   directors' fees:                          $   7,000

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. The consolidated financial statements of the Company include the operations of both wholly-owned subsidiaries, Capital Financial Corp. and American Asset Development Corporation. The Company's operations consist of specialized and mortgage banking services and real estate development. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1998 Annual Report on Form 10-KSB. The results of the three months ended June 30, 1999 are not necessarily indicative of the results of the full year.



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

June 30, 1999               CFC     AADC     Parent     Total
Revenues                  618,468                      618,468
Segment Profit(Loss)       48,225  (1,057) (111,040)   (63,872)
Net identifiable assets 1,376,978  781,411   48,472  2,206,861

June 30, 1998               CFC     AADC     Parent     Total
Revenues                1,005,289                    1,005,289
Segment Profit(Loss)      137,839     (116) (99,798)    37,925
Net identifiable assets 1,323,708 1,172,199  76,642  2,575,549

Item 2.
     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION
_________________________________________________________________
RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to the Three Months
Ended June 30, 1998.

     Total revenues for the three months ended June 30, 1999 were $268,494 compared to $615,671 for the three months ended June 30, 1998, a decrease of $347,177 or approximately 56.5%. The decrease was primarily attributable to a reduction of $18,042, or 56.1% in application and commitment fees to $14,153 from $32,195 in the comparable 1998 period and a decrease in origination fees of $341,099, or approximately 64.1%, from $531,321 in the comparable 1998 period to $190,222 for the three months ended June 30, 1999, which was partially offset by an increase of $11,964 in mortgage interest income of Capital Financial Corp. ("Capital"), the Company's mortgage banking subsidiary. The reduction in applications was a result of increased mortgage interest rates during the period which continued to sharply reduce the number of refinance applications the Company received, as well as a reduction in real estate sales in the Company's service area primarily due to a reduction in the available supply of homes for sale. During the three months ended June 30, 1999 Capital closed 56 residential mortgage loans in the principal amount of $11,298,979 compared to 135 loans closed in the principal amount of $29,797,745 in the three months ended June 30, 1998. At June 30, 1999, the Company had approximately 65 residential mortgage applications in process in the principal amount of $13,947,472 compared to 133 residential mortgage applications in process in the principal amount of $30,801,680, at June 30, 1998.

     Total expenses for the three months ended June 30, 1999 were $332,927, a decrease of $245,828 or approximately 42.5% from $578,755 in the comparable 1998 period due to a decrease of $152,833 in the Company's sales compensation and a decrease in employee compensation of $23,721 and a decrease in other expenses of $69,274 as a result of Capital's modification in the compensation structure for loan originators and certain other employees. As a percentage of revenues, expenses were approximately 123.9% in the current period compared to 93.9% before payment of dividends on Preferred Stock and other income in the comparable 1998 period.

     As a result of the foregoing, the Company's net loss for the three months ended June 30, 1999 was $58,073 or $0.044 per common share, compared to net income of $38,539 before preferred stock dividends and a net gain of $29,601 after preferred stock dividends of $8,938 or $0.025 per common share for the comparable 1998 period. The Company did not have any preferred stock outstanding during the period ended June 30, 1999 compared to the same period in 1998, as all outstanding preferred shares were converted to common stock on July 1, 1998.


Six Months Ended June 30, 1999 Compared to the Six Months Ended
June 30, 1998

     Total revenues for the six months ended June 30, 1999 were $618,468 compared to $1,005,289 for the six months ended June 30, 1998, a decrease of $386,821 or approximately 38.5%. The decrease was primarily attributable to a reduction of $48,747 in application and commitment fees to $32,953 from $81,700 in the comparable 1998 period, and a decrease in origination fees of $347,728 or 41.5% which was partially offset by an increase of $9,654 in mortgage interest income. The reduction in applications was a result of increased mortgage interest rates during the period which sharply reduced the number of refinance applications the Company received, as well as a reduction in real estate sales in the Company's service area primarily due to a reduction in the available supply of homes for sale. Continuation of interest rates at the current or higher levels will most likely have an adverse effect on the Company's business. During the six months ended June 30, 1999 Capital closed 128 residential mortgage loans in the principal amount of $28,360,607 compared to 236 loans closed in the principal amount of $49,778,391 in the six months ended June 30, 1998. At June 30, 1999, the Company had approximately 65 residential mortgage applications in process in the principal amount of $13,947,442 compared to 85 residential mortgage applications in process in the principal amount of $20,319,052, at June 30, 1998.

     Total expenses for the six months ended June 30, 1999 were $697,672, a decrease of $265,756 or approximately 27.6% from $963,428 in the comparable 1998 period due to a decrease of $191,015 in the Company's sales compensation and a decrease in employee compensation and benefits of $14,174 and a decrease in other expenses of $60,558 as a result of Capital's modification in the compensation structure for loan originators and certain other employees. Other expenses include costs related to ongoing litigation which are expected to continue for the foreseeable future. As a percentage of revenues, expenses were approximately 112.7% in the current period compared to 95.8% before payment of dividends on Preferred Stock in the comparable 1998 period.

     As a result of the foregoing, the Company's net loss for the six months ended June 30, 1999 was $64,072 or $0.049 per common share, compared to net income of $43,484 before preferred stock dividends and net income after preferred stock dividends of $25,609 or $0.022 per common share for the comparable 1998 period. The Company did not have any preferred stock outstanding during the period ended June 30, 1999 compared to the same period in 1998, as all outstanding preferred shares were converted to common stock on July 1, 1998.


     During the period ending June 30, 1999, the Company continued marketing its services to the public through its Internet presence using its website home page on a major website belonging to a national provider of mortgage loans and other financial statistics. The Company's website provides the public with its lending programs and interest rates on a daily basis, in addition to the rates of other lenders that the Company competes with. During the 3 month period ending June 30, 1999 the Company has received numerous inquiries which has resulted in mortgage loan applications from persons seeking mortgage financing.

     The Company continues to be encouraged with the results the Internet has provided as an additional source of mortgage applications and is currently in the process of updating its own website. Once the changes have been made the Company's website will be linked to its homepage on the national provider's website utilizing an on line mortgage application and streamlined internet mortgage approval process. The Company expects to complete these website changes during the third quarter of 1999. In addition, the Company has identified and intends to link its website with other national and regional websites that provide mortgage rate listings and information to the public as additional potential sources of mortgage applications.

     To date, the number of domestic mortgages originated over the Internet, relative to the total mortgage origination market is very small. In 1998, industry wide only 0.7% of total mortgage originations were generated via the Internet. However, according to certain mortgage banking industry sources, by the year 2005 the Internet could comprise 25% to 30% of total mortgage originations. The Company's marketing strategy is to supplement its current personal relationship based origination business with the Internet.

     Through its Internet presence, the Company has experienced that e-commerce allows the Company to compete with entities much larger and with greater resources than itself. Further, the Company believes that this technology is becoming increasingly important as an acceptable form of commerce, while providing the Company with a cost effective method to potentially increase its business.

     During the first quarter of 1999, the Company has made application to license itself as a mortgage banker in the State of Connecticut and has identified and is considering applying for licensing in other states. The Company's license was approved by the State of Connecticut in June of 1999. During June of 1999, the Company made an application to license itself as a mortgage banker of second mortgages in the State of New Jersey. In July 1999, the license was approved. Accordingly the Company plans on using the Internet to offer its mortgage products and services within those states as the Company becomes licensed to do so. There can be no assurance the Company will be successful in using the Internet as a source of mortgage loan applications or that the Company will apply for or be granted licenses in additional states that it may make applications for licensing in.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had cash and cash equivalents of $506,672 compared to $608,085 at December 31, 1998, a decrease of $101,413. The decrease is primarily attributable to the loss from operations and cash used in investing activities which primarily is the construction of a single family home on one of the Hunterdon County building lots owned by the Company. The Company anticipates completion of all construction and offering the home for sale during the fourth quarter of 1999.

     The Company utilizes a $5,000,000 warehouse line of credit for its daily mortgage loan funding operations and whenever possible the Company employs its available cash to fund mortgage loans which generates mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit line. This warehouse line is maintained with a mortgage warehouse lender which enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At June 30, 1999 the Company had borrowed $560,279 from its warehouse line of credit which represented approximately 3 closed loans ready for sale.

     Of the total loans in the warehouse at June 30, two loans were new construction loans aggregating approximately $320,000. These loans will remain in the warehouse until such time that all construction work is completed, the balance of approximately $100,000 in disbursements are made and the loans are sold to an institutional investor.

     In July 1999, the Company made an application with a national provider of mortgage warehouse credit lines which the Company believes, if granted, will be beneficial to the Company.
As of August 4, 1999 the Company application is pending approval.

     In December 1996, the Company accepted a commitment issued by a commercial bank for a construction mortgage financing line of credit in the amount of $550,000 for use in the Company's real estate development located in Hunterdon County, New Jersey, known as Murray Hill Estates. The loan provided a letter of credit in the amount of $111,583 which the Company assigned and deposited in escrow with certain municipal authorities during January 1997 to guarantee the township adequate funds to complete the balance of required site improvements on the property if the Company fails to complete the required improvements. During March 1999, the Company received a resolution executed by municipal authorities granting the Company's request to reduce the letter of credit to $39,000 since 90% of all improvements to the property have been completed. The Company anticipates completing the balance of the required improvements, which total approximately $35,000, during the first quarter of 2000, when the balance of all residential construction should also be completed. The loan matured on December 31, 1997, and was extended by the bank until July 31, 1998, except for the letter of credit which was extended for an additional one year term through December 31, 1998 and again extended until December 31, 1999. As of October 1998, the Company has fully repaid the mortgage loan on its subdivision.

     In May 1995, the Company contracted to sell a lot for the sum of $125,000. The Company received nonrefundable deposits of $75,000 with a balance due the Company of $50,000 at closing of title. Title was transferred to the buyer during August 1998.
At this time the Company also provided the buyer with a $330,000 credit line secured by a five month first mortgage on the property and its improvements and the personal guarantee of the buyer. The first $50,000 of the total credit line provided was a purchase money mortgage taken back by the Company on the land. The remaining $280,000 is for the construction costs of a new single family home which is expected to be completed during the second quarter of 1999. As of June 30, 1999 the buyer is indebted to the Company in the approximate amount of $224,000. The terms of the mortgage require monthly interest only payments to the Company at an interest rate of 3% over the Wall Street Journal prime rate. The mortgage matured in January 1999 and was extended by the Company until April 1999 and extended again until July 4, 1999. Although the Company is not required to grant any further extensions it estimates that an additional extension of three months will be necessary for the buyer to complete all construction. The Company is presently negotiating an extension agreement with the borrower and anticipates it will receive full repayment of its mortgage during the fourth quarter of 1999.

     As of August 1, 1999, the Company owns 4 unimproved building lots in its Hunterdon County, New Jersey real estate development and does not have any contracts of sale pending. However, in September 1998, the Board of Directors authorized the Company to build up to two, at any one time, single family, colonial style homes, on speculation and offer them for sale to prospective buyers. The Company believes that construction costs for each home to be built will be approximately $225,000 and it will afford it a better opportunity to obtain a profit from the transaction then if it sold an undeveloped lot. Although there can be no assurance that the Company will be successful in this undertaking, the Company commenced construction during December of 1998 of one such home. As of June 30, 1999 the Company has invested approximately $124,500 in the residence. The Company has retained an on-site construction manager who is a non-affiliate of the Company, to assist the Company in this construction project.

     During April 1999, the Company concluded the major part of its study concerning its internal operating systems becoming Y2K compliant. As a result of its internal review, in April 1999, the Company ordered new computer software and hardware from suppliers that will make the Company Y2K compliant in addition to upgrading its systems to be state of the art in the area of mortgage processing, closing, and portfolio management of its mortgage banking businesses. The costs associated with the upgrading of the Company's hardware and software has not exceeded the budgeted $25,000. The Company has made all of its Y2K upgrades, installations and testing for its mortgage banking business and overall corporate accounting during the second quarter of 1999. The balance of its Y2K changes are software related to its internet marketing efforts. These changes are expected to be completed during the third quarter of 1999 and the associated cost is expected to be non-material to the Company.

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

     In April 1999, the plaintiffs filed lis pendens with respect to four parcels of real property owned by the Company. The Company believed that the lis pendens were unlawful and took steps in an effort to have them voluntarily withdrawn or vacated by court order. Accordingly, during July 1999, the Company's motion to vacate the lis pendens was heard by the court and the decision was decided in favor of the Company and an order was granted by the court to remove the lis pendens.

     Counter defendants, including the AAMC defendants, have filed cross claims against other defendants and each other for contribution and indemnification. The Company denies any wrongdoing and believes that the claims against the Company Defendants are without merit, and intends to defend the action vigorously.

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


                            AMERICAN ASSET MANAGEMENT CORPORATION
                                        (Registrant)




Date:  August 13, 1999     By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)