Form 10QSB
period 1999-09-30
AMERICAN ASSET MANAGEMENT CORP
filed 1999-11-15
CIK 852015

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FORM 10-QSB FOR THE QUARTER ENDED SETPEMBER 30, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               SEP-30-1999
[CASH]                                          338387
[SECURITIES]                                         0
[RECEIVABLES]                                  1045958
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                               1490804
[PP&E]                                          857622
[DEPRECIATION]                                    1919
[TOTAL-ASSETS]                                 2266110
[CURRENT-LIABILITIES]                           911474
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       1315293
[OTHER-SE]                                      231207
[TOTAL-LIABILITY-AND-EQUITY]                   2266110
[SALES]                                         209815
[TOTAL-REVENUES]                                209815
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                138226
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                (89923)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            (89923)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (89923)
[EPS-BASIC]                                    (0.068)
[EPS-DILUTED]                                  (0.068)