Form 10KSB
period 1999-12-31
AMERICAN ASSET MANAGEMENT CORP
filed 2000-04-14
CIK 852015

[DESCRIPTION]    COVER
              Securities and Exchange Commission
                    Washington, D.C.  20549
                           FORM 10 KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999
                                -OR-
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

For the year ended December 31, 1999, the issuer's revenues were $1,072,189.

As of March 27, 2000 the aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $793,141.

As of March 27, 2000 the issuer has 1,316,989 shares of its no par value Common Stock issued and outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format: Yes ___  No _X_

[DESCRIPTION]    10KSB REPORT


                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain statements and discussions contained in this report are not based on historical facts and contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, but are not limited to, those relating to competition, the ability of the Company to successfully market new mortgage products and services, the economic conditions in the markets served by the Company, the possibility of increased interest rates which would adversely affect the real estate market, the ability to hire and retain key personnel, and other risks detailed in this report and in the Company's other filings with the Securities and Exchange Commission. The words "believe", "expect", "intend", "anticipate" and "plan" and similar expressions identify forward looking statements, readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.


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

     The Company generally sells its loans on a loan-by-loan basis to mortgage investors, primarily savings banks. The Company estimates that generally 85% of its loan applications close within 90 days from the date of application. During 1999, the Company sold 56, 29, and 19 of its 233 closed loans
(24%, 11%, and 8%), to three investors, which included one savings bank and two mortgage bankers. The Company believes that there are numerous other investors to which the Company could readily sell its loans if, for any reason, it was unable to sell its loans to the above investors. As of March 24, 2000, the Company had agreements with approximately 25 investors, to which the Company may sell its loans or refer applications to.

     In May 1995, the Company obtained a $5,000,000 warehouse line of credit from a mortgage warehouse lender which provides the Company with a facility to borrow funds secured by originated residential mortgage loans which will be temporarily warehoused and then sold. The warehouse line of credit is secured by the personal guarantees of the Company's President and Executive Vice President. The Company will borrow only against takeout commitments issued by qualified investors who have pre-approved the loans and committed to purchase the closed loan from the Company. By using the warehouse funds instead of table funding, the Company has generally been able to receive more favorable pricing from its investors which the Company believes has made it more competitive in the market place. The warehouse line has also allowed the Company to sell loans to investors which do not table fund and only purchase closed loans from correspondents.
As of December 31, 1997 the warehouse credit line was reduced to $2,500,000 and in July 1998, the amount was returned to $5,000,000. As of March 24, 2000, the interest rate charged to the Company on borrowed warehouse funds outstanding is variable at 2% over the prime lending rate as quoted by the Wall Street Journal. As of December 31, 1999 the Company had no outstanding borrowings on this credit line which will expire on May 10, 2000. Further, the Company does not intend on renewing this credit line when it expires. During October 1999, the Company received a commitment from another warehouse credit line lender to provide the Company with an additional warehouse credit line in the amount of $5,000,000 at an interest rate which varies between 2 1/2% and 3 1/2% over the Prime 1 Commercial Paper Rate. The Company closed on this credit line during December 1999 but did not commence utilization of it until January 2000. The Company received an additional $5,000,000 warehouse credit line in October 1999 at 1 3/4% above the Wall Street Journal Prime Rate.

     As a result of a general increase in mortgage interest rates during 1999, the Company saw a reduction in mortgage refinancings. This market which had been in a general decline since its three year peak in December 1994; continued to be less significant to the Company during 1997 and began to revive during 1998. However, during the 1995 period, Capital implemented other methods of securing purchase loan originations, including those discussed below which, to a certain extent, has lessened the Company's dependence on mortgage refinancings.

     In March 1996, the Company hired a Senior Vice President/Sales Manager with 11 years of mortgage banking experience to expand its commissioned sales personnel and to assist management in expanding the Company's relationships with additional sources of mortgage loan applications. During October 1999, this person resigned and in November 1999, the Company hired a Senior Vice President with approximately 7 years mortgage industry experience as his replacement. He is responsible for secondary marketing, wholesale and internet development and will assist management in the day-to-day operations of the Company.

     In October 1996, the Company entered into an agreement to offer its mortgage products on an electronic network system of thirty-one mortgage bankers which originated applications through a real estate broker branch office system located throughout New Jersey. The applications were forwarded to Capital for processing and closing. The Company compensated the network of originators with a commission based on closed loans originated by the network. The Company believes it was one of approximately twelve lenders which offered mortgage products through this system. In February 1997, the network was acquired by another network which operated in a similar manner to the original network. In July 1997, the Company became a lender on this new network. Both networks operated in a similar manner but continued as separate entities until July 1997 at which time a majority of the mortgage bankers from the acquired network were terminated. Since July, the Company continues to receive business from former mortgage network personnel of the original network. In August 1997, the Company entered into an agreement with a new network which was formed as an independent unit by former network mortgage banking originators. During 1999, the Company continued to receive mortgage loans from the network. There can be no assurance the Company will be successful in these relationships as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company.


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

     In May 1995, the Company agreed to sell an additional five and one half (5 1/2) acre building lot to the same individual it contracted to sell a lot to during March 1995, for the sum of $100,000. The Company received a nonrefundable deposit of $50,000. In December 1995, the Company received a letter from the individual requesting to void the contract for the 5 1/2 acre lot and to apply the $50,000 deposit to the March 1995 contract for the 3 acre lot resulting in a total deposit on the 3 acre lot of $75,000 with a balance due the Company of $50,000 at closing of title. During January 1996, the Company consented to the request and title on this lot was transferred to the buyer during August 1998. At this time the Company also provided the buyer with a $330,000 credit line secured by a five month first mortgage on the property and its improvements and the personal guarantee of the buyer. The first $75,000 of the total credit line provided was a purchase money mortgage taken back by the Company on the land. The remaining $225,000 is for the construction costs of a new single family home which was completed during the fourth quarter of 1999. The terms of the mortgage required monthly interest only payments to the Company. The mortgage matured in January 1999 and was extended by the Company until April 1999. During the third quarter of 1999 the mortgage became delinquent and the Company declared it in default. During January 2000, the Company filed a complaint in foreclosure and for possession against the borrower in relation to the outstanding mortgage receivable. The mortgage was settled and paid in full during February 2000 and all claims against the borrower were dismissed by the Company.

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

     In August 1999, the Company entered into an agreement to sell one of its building lots for $149,000. At that time the Company received a $1,000 deposit. During October 1999, the Company received an additional deposit of $13,900. The Company agreed to provide the purchase of this lot with an approved septic design as a condition of sale. Accordingly, the septic design approval was granted by municipal authorities, the Company received the full balance due and transferred title to this lot in February 2000.

     In August 1999, the Company entered into an agreement to sell one of its building lots and to construct a single family residence. The Company received a $1,000 deposit and with a balance due of $38,700 upon approval of final construction plans and specifications. In November, 1999 the Company was informed by the buyers architect that the final blueprints were completed. In February 2000, the Company was informed that the buyer wished to cancel the contract of sale and accordingly, the Company returned the $1,000 deposit to the buyers thereby cancelling the contract.

     On March 3, 2000, the Company entered into a contract to sell one of its building lots and construct a single family residence for approximately $480,000. As of March 24, 2000 the contract is in attorney review. The Company expects that the contract will be approved and construction will commence during April 2000. The terms of the contract provide for a $1,000 deposit which is currently being held in escrow by the buyer's realtor and the balance of approximately $47,000 is to be paid within 10 days of contract approval. This deposit is to be released to the Company upon mortgage approval and the Company's President has personally guaranteed the deposit in the event of default by the Company. The buyers have applied for a mortgage through a non-affiliate of the Company. The contract further provides for an additional buyers deposit of approximately $73,400 be paid at the time of closing when title to the residence is transferred to the buyers from the Company and the remainder of the purchase price is to be paid to the Company with the proceeds of a mortgage loan.

     During the fiscal year ending December 31, 1999, the Company continued marketing its services to the public through the Internet using its website home page on a major website belonging to a national provider of mortgage loans and other financial statistics. The Company's website provides the public with its lending programs and interest rates on a daily basis, in addition to the rates of other lenders that the Company competes with. During the fiscal year ending December 31, 1999, the Company has received numerous inquiries which have resulted in mortgage loan applications from persons seeking mortgage financing.

     The Company continues to be encouraged with the results the Internet has provided as an additional source of mortgage applications and is currently in the process of updating its own website. Once the changes have been made, the Company's website will be linked to its homepage on the national provider's website, providing potential customers with an on line mortgage application and streamlined internet mortgage approval process. The Company expects to complete these website changes early in the second quarter 2000. In addition, the Company has identified and is seeking to link its website with other national and regional websites that provide mortgage rate listings and information to potential customers.

     To date, the number of domestic mortgages originated over the Internet, relative to the total mortgage origination market is very small. In 1998, industry wide only 0.7% of total mortgage originations were generated via the Internet. However, according to certain mortgage banking industry sources, by the year 2005 the Internet could comprise 25% to 30% of total mortgage originations. The Company's marketing strategy is to supplement its current personal relationship based origination business with marketing conducted over the Internet. There can be no assurance that the Company will be successful in the future in using the Internet as a source of mortgage loan applications.

     During the first quarter of 1999, the Company applied for a license as a mortgage banker in the State of Connecticut and is considering applying for mortgage banking licenses in other states. The Company's license was approved by the State of Connecticut in June of 1999. During June 1999, the Company made an application to license itself as a mortgage banker of second mortgages in the State of New Jersey. In July 1999, the license was approved. There can be no assurance that the Company will apply for or be granted licenses in any additional states.

     The Company utilizes one of its $5,000,000 warehouse lines of credit for its daily mortgage loan funding operations. However, whenever possible the Company employs its available cash to fund mortgage loans since the use of available cash generates mortgage interest income, as well as saves interest costs and other fees associated with the Company utilizing its warehouse credit line. This warehouse line is maintained with a mortgage warehouse lender which enables the Company to borrow funds secured by residential mortgage loans that are temporarily accumulated or warehoused and then sold. At December 31, 1999, the Company had borrowed $234,024 from its warehouse line of credit which represented one closed loan ready for sale.

     As of March 24, 2000, the Company owns 3 unimproved building lots in its Hunterdon County, New Jersey real estate development and has one contract of sale pending. In September 1998, the Board of Directors authorized the Company to build up to two, at any one time, single family, colonial style homes on the lots, on speculation and offer them for sale to prospective buyers. The Company believes that construction costs for each home to be built will be approximately $225,000 and it will afford it a better opportunity to obtain a profit from the transaction then if it sold an undeveloped lot. Although there can be no assurance that the Company will be successful in this undertaking, the Company has retained an on-site construction manager who is a non-affiliate of the Company, to assist the Company in this construction project and in December 1999 construction was completed on one house.


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

GOVERNMENT REGULATION AND ENVIRONMENTAL LAWS

     The Company's mortgage origination activities are subject to a variety of Federal regulations, including but not limited to, the Equal Credit Opportunity Act, Federal Truth-In-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain basic information to applicants concerning credit terms and settlement costs. Additionally, pursuant to the regulations adopted by the State of New Jersey and Connecticut, the states have the right to conduct financial and regulatory audits of loans under its jurisdiction and to determine compliance with state disclosure requirements and usury laws. If the Company decides to expand its operations into other states, it is anticipated that it will have to obtain the necessary permits and/or licenses before it can commence operations in such states. There can be no assurance that the Company will be able to obtain such permits and/or licenses in any additional state which the Company may plan to operate.

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

EMPLOYEES

     As of March 24, 2000, the Company had 13 employees, of whom 3 were executives, 4 were employed in the processing of mortgage loans and other clerical positions and 6 were loan officers. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices occupy approximately 700 square feet of a total area of approximately 2,800 square feet of office space it shares with Capital and Development that is located in Bernardsville, New Jersey. The 2,800 sq. ft. office is leased from an unaffiliated third party pursuant to a lease which expires in March 2002. The lease provides for a monthly rental of $5,017, $5,250 and $5,484 through March 2000, 2001 and
2002 respectively.

     As described in ITEM 1, "Business - American Asset
Development Corporation", as of March 24, 2000, the Company owns 3 unimproved building lots within a subdivision consisting of approximately 12 acres of land in Franklin Township, Hunterdon County, New Jersey.

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

     On March 25, 1999, a derivative action on behalf of two New Jersey limited liability companies (the "LLC's") was commenced against certain defendants, including the Company, its President, the Company's wholly-owned subsidiaries (collectively, the "Company Defendants"); and one of the Company's former directors, Theodore P. Rica, Jr. ("Rica") in the chancery Division of the Superior Court of New Jersey, Union County. The plaintiffs allege that Rica and certain defendants other than the Company Defendants ("non-Company defendants"), misappropriated assets and opportunities of the LLC's for their own use, engaged in self-dealing with respect to the LLC's, breached the operating agreements of the LLC's, and converted and embezzled assets and funds of the LLC's.

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

     In April 1999, the Court granted a preliminary injunction, which, among other things, enjoins the Company Defendants from allowing the transfer of any Company stock held in the name of Rica and certain other non-Company defendants and directs the Company Defendants to provide an accounting of all such stock. The Company, while denying any wrongdoing, did not oppose plaintiffs' application, as it did not adversely impact the Company.

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

     On May 18, 1999, Rica submitted to the Company his resignation from the Company's Board of Directors.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year ended
December 31, 1999.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In January 2000, the Company extended the expiration date of the Company's Class B and Class C Common Stock Purchase
Warrants from January 29, 2000 until January 29, 2001.


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

                     1999 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock   3.625  1.75     3.75   1.3125   1.50   0.9375  1.625 0.75

                     1998 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock  5.00    3.00     7.75   4.75     5.25   2.75   3.00   2.00

HOLDERS

     The number of record holders of the Company's Common Stock was approximately 125 as of March 24, 2000. The Company believes that, in addition, there are in excess of 300 beneficial owners of its Common Stock whose shares are held in "street name".

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1998

     Total revenues for the year ended December 31, 1999 were $1,072,189 compared to $2,342,983 for the year ended December 31, 1998, a decrease of $1,270,794 or 54.3%. The decrease is primarily attributable to a decrease in revenues generated from mortgage origination fees made by Capital of $795,642 from $1,552,496 to $756,854, a decrease in application and commitment fee income of $142,835 from $254,515 to $111,680, an absence of land sales during 1999 compared to $355,000 during 1998, which was partially offset by an increase in mortgage interest income of $22,683 from $180,972 to $203,655. The decrease in mortgage related revenues was the result of a decreased amount of mortgage closings during the year as a result of higher interest rates and the loss of sales and executive personnel. The decrease in mortgage originations are a direct result of increased interest rates throughout the year, a reduction in sales personnel and a decrease in mortgage refinances. The increase in mortgage interest income was a direct result of the Company's adding second mortgages to its product line which carry higher rates of interest to the Company and interest received from a residential construction loan which was financed with the Company's own funds rather than with borrowed funds from its warehouse credit line. For the year ended December 31, 1999, Capital closed 234 residential mortgage loans in the principal amount of approximately $48,602,120 compared to 460 loans in the principal amount of approximately $97,265,964 in the prior year, a decrease in number of 226 or approximately 49.1%, and a decrease in amount of $48,663,844 or approximately 50%. At December 31, 1999, the Company had approximately 13 mortgage loan applications in process in the amount of approximately $2,999,581 compared to approximately 77 mortgage loan applications in process in the approximate amount of $17,355,469 at December 31, 1998, a decrease in number of 64 or approximately 83.2% and a decrease in dollar amount of approximately $14,355,888 or 82.8%.

     Total operating expenses for the year ended December 31, 1999 were $1,337,167, a decrease of $939,716 or 41.2% from the
$2,276,883 incurred in the prior year. The decrease in operating expenses was the result of a $442,419 decrease, or approximately 99.9%, in land development costs from $442,937 in the prior year to $518 in the current period, a decrease in interest expense of $83,015, or approximately 44.1%, to $65,625 from $148,640 in the prior year, a decrease of $100,461 or approximately 19.1%, in employee compensation and benefits to $425,669 from $526,130 in the prior year, a decrease in commissions of $345,945 or approximately 46.5% to $301,709 compared to $647,654 in the prior year, which was partially offset by increases in other expenses of $32,124 or 106.3% , to $543,646 from $511,522 in the prior year. The decreased expenses were primarily attributable to decreased business resulting from the decline in home sales and mortgage refinancings due to increased interest rates. Expressed as a percentage of revenues, operating expenses decreased to approximately 41.3% in 1999 from 97.2% in 1998, reflecting expenses decreasing at a lessor rate than the 54.3% decrease in revenues.

     Due to the foregoing, the Company incurred a loss from operations of $264,978, or a $0.20 loss per share basic and diluted, for the year ended December 31, 1999. There were no Preferred Stock dividends paid during 1999. Net income for 1998 was $66,100, prior to Preferred Stock dividends of $17,967 resulting in net income available to common shareholders of $48,133 or $0.04 earnings per share basic and diluted in the prior year.

     The Company had a deferred tax asset of $1,018,056 at December 31, 1999, arising from net operating loss ("NOL") carry forwards of approximately $2,285,119. The NOL carryforwards expire between 2001 and 2012. A valuation allowance has been recorded in the amount of $1,018,056 at December 31, 1999, due to the uncertainty of future utilization of the Company's NOL carry forwards.

     No provision for income taxes was made in 1999 due to the net operating loss and in 1998 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES
     Throughout 1999 the Company continued to take actions that it believes are necessary to improve future operating results. Such actions included, but were not limited to, recruiting new originators of mortgage loans to its sales staff and seeking additional outside sources of mortgage loans. During the fourth quarter of 1999, the Company received two $5,000,000 warehouse loan commitments from two institutions. One of the new warehouse credit lines allows the Company to engage in residential construction lending, which in the past has been beneficial to the Company both financially as well as a modality to establish wholesale relationships with additional sources of mortgage loans.

     The Company's capital resources during the year ended December 31, 1999, have primarily been derived from revenues generated by its mortgage banking operations. The Company's cash position decreased in 1999 primarily as a result of losses from
operations.   On December 31, 1999 the Company had working
capital of $461,155 compared to working capital of $919,865 on December 31, 1998.

    As of December 31, 1999, the Company had cash and cash equivalents of $340,906 compared to $608,085 at December 31, 1998, a decrease of $267,179 or approximately 44%. The decrease was primarily attributable to net cash used in operating activities of $242,039 and net cash used in financing activities of $31,364, which was partially offset by net cash provided by investing activities of $6,224.

    Net cash used in operating activities was the result of a net loss of $254,978 and increases in mortgage loans receivable of $242,273, land and development costs of $187,748, and decreases in warehouse finance facilities of $1,129,212 and deferred income of $51,760. These amounts were partially offset by a decrease in mortgage loans held for sale.

    Net cash used in financing activities was a direct result of payment of loans payable of $31,364. These were partially offset by net cash of $6,224 provided by investing activities due to the net difference of $21,706 in purchases of fixed assets and proceeds from notes receivable of $27,930.

     At December 31, 1999 the Company had completed approximately 90% of the construction of a single family home on one of the four unimproved building lots owned by the Company contained in it's Hunterdon County subdivision, which was listed for sale through a realtor during November of 1999. As of December 31, 1999, the Company has approximately $175,000 invested in the home, excluding land and development costs.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     On January 11, 2000 the Company dismissed its principal independent auditor, Grant Thornton, LLP. The report of Grant Thornton on the financial statements of the Company for the year ended December 31, 1998 did not contain an adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Company's Board of Directors. During the year ended December 31, 1998 and during the period from January 1, 1999 through January 11, 2000, there were no disagreements with Grant Thornton, LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Grant Thornton, LLP's satisfaction, would have caused it to make reference in connection with its reports to the subject matter of the disagreement.

     On January 11, 2000 the Company engaged Withum Smith &
Brown, as its principal independent accountant who will report on the financial statements of the Company for the year ended
December 31, 1999.


                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

The Company's executive officers and directors are as follows:

                                          POSITION WITH
      NAME                AGE              THE COMPANY
Richard G. Gagliardi      53          Chairman of the Board,
                                      President and Chief
                                      Executive Officer

Lynn K. Gagliardi         42          Executive Vice President,
                                      Secretary and Director

Bernard Gitlow            73          Director


     RICHARD G. GAGLIARDI has been Chairman, President and Chief Executive Officer of the Company since its inception on July 1, 1988. Mr. Gagliardi was employed as a Registered Representative at the investment banking firm of L. C. Wegard & Co., Inc. ("Wegard") from October 1989 to September 1991, and served as a Vice President of Wegard from October 1989 to July 1991.

     LYNN K. GAGLIARDI has been Secretary and a director of the Company since its inception and Executive Vice President from July 1992. From October 1989 to June 1991, Ms. Gagliardi served as Assistant Operations Manager and a Registered Representative of Wegard. Lynn K. Gagliardi is the former wife of Richard G. Gagliardi.

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

KEY EMPLOYEE

     Spence Killam, 31, has been employed by Capital as a Vice President and Sales Manager since November 1999. Mr. Killam is in charge of secondary marketing, which includes the selling of mortgages to investors in order to maximize the Company's earnings potential and oversees the pricing of mortgage loans and mortgage product lines. He was President of The Mortgage Finder, Inc. from August 1997 to October 1999 and Sales Manager for Capital Funding, a licensed New Jersey Mortgage Banker, from October 1992 to August 1997.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the periods presented the compensation paid by the Company and its subsidiaries for services rendered during the fiscal year ended December 31, 1999 to the Company's Chief Executive Officer (the "named executive"). No other executive officer of the Company received an annual salary, bonus or other compensation in excess of $100,000 for the fiscal year ended December 31, 1999.


                         SUMMARY COMPENSATION TABLE
                            ANNUAL COMPENSATION

   Name and Principal                          Other Annual
   Position               Year    Salary       Compensation
 Richard G. Gagliardi     1999   $100,000       $11,107(1)
 Chairman of the Board,   1998    100,000         9,431(1)
 President and Chief      1997     92,500         6,900(1)
 Executive Officer

(1) Represents the approximate reimbursement cost of an automobile leased and insured by Mr. Gagliardi for business purposes. Also includes a 2% contribution aggregating $2,000.00 during 1999 and $1,230.78 during 1998 in the Simple IRA retirement plan established in June 1998 by Capital for all employees. See "Compensation of Directors" for a description of certain shares of Common Stock received by Mr. Gagliardi in his capacity as a director of the Company.

     No options or stock appreciation rights were granted to or exercised by the named executive during the fiscal year ended December 31, 1999. In addition, the named executive did not own any options to purchase Common Stock of the Company or stock appreciation rights as of December 31, 1999.


COMPENSATION OF DIRECTORS

     During 1999 the Company accrued director fees of $600 for Board of Director meeting attendance. Pursuant to the Company's 1992 Stock Option Plan (the "Plan"), directors are eligible to receive non-qualified options, and in addition, directors who are employees of the Company are also eligible to receive incentive options.

STOCK OPTION PLAN

     In July 1992, shareholders of the Company ratified the adoption by the Board of Directors of the Plan. The Plan authorizes the grant of incentive and non-qualified options to purchase up to 100,000 shares of the Company's Common Stock and is administered by the Board of Directors. Only employees of the Company are eligible to receive incentive stock options pursuant to the Plan. As of December 31, 1999, options to purchase 30,000 shares of the Company's Common Stock have been granted pursuant to the Plan and options to purchase 70,000 shares of the Company's Common Stock were available for grant under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information as of March 24, 2000 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) the named executive, (iii) each of the Company's directors and (iv) all directors and executive officers as a group:


                            AMOUNT AND NATURE      PERCENTAGE  OF
NAME AND ADDRESS  OF           BENEFICIAL            OUTSTANDING
BENEFICIAL OWNER             OWNERSHIP  (2)        SHARES  OWNED

Richard G. Gagliardi(1)       503,490 (3)(6)           38.2%
Lynn K. Gagliardi              12,911 (4)(6)             *
Bernard Gitlow                  9,177 (5)(6)             *
Nathan Low                    179,000 (1)(7)           13.6%
Sunrise Foundation Trust       68,000 (1)(8)            5.1%
Brian Gonnelli                 68,000 (1)               5.1%

All directors and executive
officers as a group (three persons) 523,882 (5)(6)     39.9%

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

(3)  Does not include shares beneficially owned by Lynn K.
Gagliardi, Mr. Gagliardi's former wife, as to which he disclaims beneficial ownership.

(4)  Does not include shares owned by Richard G. Gagliardi, Ms.
Gagliardi's former husband, as to which she disclaims beneficial ownership.

(5) Includes 3,426 shares of Common Stock which may be purchased by Mr. Gitlow upon exercise of immediately exercisable warrants.

(6) Includes 424 shares to be issued in lieu of cash compensation for attendance at directors meetings.

(7) According to a joint Schedule 13D filed with the Securities and Exchange Commission represents (i) 31,000 shares of Common Stock owned by Mr. Low (ii) 30,000 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Low (iii) 68,000 shares of Common Stock owned by the Sunrise Foundation Trust, of which Mr. Low is a trustee and (iv) 50,000 shares of Common Stock owned by the Nathan Low Individual Retirement Account f/b/o Low.

(8) According to a joint Schedule 13D filed with the Securities and Exchange Commission these shares are also beneficially owned by Nathan Low as reflected in footnote 7(iii) above.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable

ITEM 13.  FINANCIAL STATEMENTS, REPORTS ON FORM 8-K AND EXHIBITS

(a)(1)  FINANCIAL STATEMENTS
                                                        PAGE NO.

Report of Independent Certified Public Accountants     F-2 - F-3

Consolidated Balance Sheets - December 31, 1999 and 1998   F-4
Consolidated Statements of Operations -
 for the years ended December 31, 1999 and 1998            F-5
Consolidated Statement of Changes In Stockholders'
 Equity - for the years ended December 31, 1999 and 1998   F-6
Consolidated Statements of Cash Flows - for the years
 ended December 31, 1999 and 1998                          F-7
Notes to Consolidated Financial Statements             F-8 - F-20


(b)  CURRENT REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1999.

(c)     EXHIBITS

      *3.1(a) Certificate of Incorporation as Amended
    ***3.1(b) Amendment to Certificate of Incorporation filed
                February 1995
      *3.2    By-Laws
      *4.3    Form of Warrant Agreement between the Company and
                Continental Stock Transfer and Trust Company, as
                Warrant Agent
    **10.1    1992 Stock Option Plan
      10.2    Lease agreement for Capital Financial Corp. -
                Bernardsville, NJ
      21      Subsidiaries of the Company
      27      Financial Data Schedule - For SEC Use Only

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

<AUDIT-REPORT> REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
American Asset Management Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of American Asset Management Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Asset Management Corporation and Subsidiaries as of December 31, 1999 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



Withum Smith+Brown
New Brunswick, New Jersey
March 14, 2000
                                 F-2
INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders,
American Asset Management Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of American Asset Management Corporation and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Asset Management Corporation and Subsidiaries as of December 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

GRANT THORNTON LLP


New York, NY
February 9, 1999

                                    F-3

           AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1999 AND 1998

ASSETS:                                    1999          1998
Current Assets:
Cash and cash equivalents              $   340,906    $   608,085
Mortgage loans held for sale               240,000      1,755,009
Mortgage loans receivable                  242,273            --
Notes receivable, net                       34,892         62,822
Prepaid expenses and other current assets   21,986         86,948
     Total Current Assets                  880,057      2,512,864

Land and Development Costs                 761,263        573,515
Property and Equipment, Net                 21,235          8,251

     TOTAL ASSETS                       $1,662,555     $3,094,630

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Warehouse finance facility             $   234,024     $1,363,236
Deferred income                              4,100         55,860
Loans payable                                  --          31,364
Accounts payable, accrued expenses and
other current liabilities                  180,778        142,539
     Total Current Liabilities             418,902      1,592,999

Commitments and Contingencies

Stockholders Equity:
Common stock, no par value;
10,000,000 shares authorized;
issued & outstanding 1,316,989 shares
in 1999 & 1,315,293 shares in 1998       3,852,825     3,845,825
Additional paid-in capital                 231,207       231,207
Accumulated deficit                     (2,840,379)   (2,575,401)
Total Stockholders' Equity               1,243,653     1,501,631

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                    $1,662,555    $3,094,630

The Notes to the Consolidated Financial Statements are an integral part of these statements.

                                F-4

           AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                           1999           1998
Revenues:
Mortgage origination fees             $   756,854    $ 1,552,496
Land sales                                    --         355,000
Application and commitment fees           111,680        254,515
Mortgage interest income                  203,655        180,972
     Total Revenues                     1,072,189      2,342,983

Expenses:
Employee compensation and benefits        425,669        526,130
Commissions                               301,709        647,654
Other expenses                            544,164        511,522
Land development costs                        --         442,937
Interest expense                           65,625        148,640
     Total Expenses                     1,337,167      2,276,883

Income (Loss) Before
 Provision for Income Taxes            (  264,978)        66,100
Provision for Income Taxes                    --             --
Net Income (Loss)                      (  264,978)        66,100
Dividends on Preferred Stock                  --          17,967
Income (Loss) Available for
 Common Stockholders                   $ (264,978)    $   48,133
Earnings (Loss) Per Common Share:
     Basic                             $     (.20)    $     0.04
     Diluted                           $     (.20)    $     0.04

Weighted Average Number of Shares of Common
Stock Outstanding:
     Basic                              1,316,649      1,131,563
     Diluted                            1,316,649      1,176,286

The Notes to the Consolidated Financial Statements are an integral part of these statements.
                                   F-5

         AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                    Add'l
Common Stock       Preferred Stock  Paid-In  Accumulated
Shares   Amount    Shares  Amount   Capital  Deficit      Total
------- ---------- ------ -------- -------- ------------ --------
Balance, January 1, 1998
936,119 $2,449,325 68,750 $687,500 $231,207 $(2,623,534) $744,498

Conversion of Preferred Stock for
Common Stock
137,500   687,500 (68,750)(687,500)     --         --         --

Issuance of Common Stock as a
Result of a Private Placement
230,000   690,000     --       --       --         --     690,000

Issuance of Common Stock for
Accrued Directors' Fees
 11,674    19,000     --       --       --         --      19,000

Preferred Stock Dividends
    --        --      --       --       --     (17,967)  (17,967)

Net Income for the Year Ended 1998
    --        --      --       --       --      66,100    66,100

Balance, December 31, 1998
1,315,293 3,845,825   --       --   231,207 (2,575,401) 1,501,631

Issuance of Common Stock for
Accrued Directors' Fees
    1,696     7,000   --       --       --         --       7,000

Net Loss for the Year Ended 1999
     --         --    --       --       --    (264,978) (264,978)

Balance, December 31, 1999
1,316,989 $3,852,825  --   $   -- $231,207 $(2,840,379)$1,243,653

The Notes to the Consolidated Financial Statements are an integral part of these statements.
                                  F-6

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                           1999           1998
Cash Flows From Operating Activities:
 Net income (loss)                     $ (264,978)    $   66,100
 Adjustments to reconcile net income
 (loss) to net cash used in
  operating activities:
  Depreciation and amortization             8,722          6,634
  Changes in operating assets
   and liabilities:
   Mortgage loans held for sale         1,515,009        171,991
   Mortgage loans receivable             (242,273)          --
   Prepaid expenses and
   other current assets                    64,962        (18,642)
   Land and development costs            (187,748)       436,180
   Warehouse finance facility          (1,129,212)      (522,804)
   Deferred income                        (51,760)        49,690
   Accounts payable & accrued expenses     45,239       (148,892)
   Utilization of lot deposits                --         (75,000)
   Net Cash Used In Operating Activities (242,039)       (34,743)

Cash Flows From Investing Activities:
 Collection of commission advances            --           4,600
 Purchases of fixed assets                (21,706)        (6,662)
 Proceeds from notes receivable            27,930          3,500
Net Cash Provided By Investing Activities   6,224          1,438

Cash Flows From Financing Activities:
 Principal payments of mortgage payable       --        (163,790)
 Proceeds from issuance of common stock       --         690,000
 Payments of loans payable                (31,364)       (86,553)
 Payments of preferred stock dividends        --         (34,370)
Net Cash Provided By (Used In)
 Financing Activities                     (31,364)       405,287

Net Increase (Decrease) in
 Cash and Cash Equivalents               (267,179)       371,982

Cash and Cash Equivalents,
 at Beginning of Year                     608,085        236,103

Cash and Cash Equivalents,
 End of Year                           $  340,906     $  608,085

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest $   65,625     $  148,640
Supplemental Schedule of Non-Cash Investing
 and Financial Activities:
Reduction in accrued land and
 development costs                     $      --      $   32,108
Issuance of common stock to
 reduce an accrued liability           $    7,000     $   19,000

The Notes to the Consolidated Financial Statements are an
 integral part of these statements.
                                 F-7


       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies:

ORGANIZATION
American Asset Management Corporation (the "Company") through its two wholly owned subsidiaries, Capital Financial Corp. ("CFC") and American Asset Development Corporation ("AADC"), is engaged in originating and selling loans secured primarily by first mortgages on one-to-four family residential properties (CFC) and real estate financing and development (AADC). The Company's mortgage banking subsidiary is a licensed mortgage banker in the states of New Jersey and Connecticut. The real estate project involves a parcel of land being developed for sale in Hunterdon County, New Jersey.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

GEOGRAPHIC AND CUSTOMER CONCENTRATION AND SIGNIFICANT RISKS
The Company's mortgage banking activities are primarily concentrated in the New Jersey market.

During 1999, the Company's origination revenues were derived from loan sales to various investors and interest revenues from the use of Company funds to fund loans. Two of the investors comprised revenue percentages of 24% and 11%. The remaining investors purchased less than 10% each of the loans.

During 1998, the Company's origination revenues were derived from loan sales to various investors. Three investors comprised revenue percentages of 39.7%, 17.8% and 15.6%. The remaining investors purchased less than 10% each of the loans.

The Company receives all of its funds for mortgage banking activities from three mortgage warehouse lenders (see Note 6).

USE OF ESTIMATES
In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                               F-8

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Significant Accounting Policies (Continued):

RETIREMENT PLAN
The Company has a voluntary simple IRA plan for its employees.
Employer contributions to this plan included as a charge to operations were $9,554 and $9,415 for the years ended December
31, 1999 and 1998, respectively.

PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION
Fixed assets are stated at cost. Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of three years for computer equipment and leasehold improvements and five years for furniture and fixtures and office equipment, for both financial reporting and income tax purposes.

MORTGAGE LOANS HELD FOR SALE
Mortgage loans held for sale are reported at the lower of cost or market value which approximates fair value (see Note 2).
Management establishes a reserve allowance when needed, for potential losses on a loan-by-loan basis. No reserve was required for the mortgages held for sale at December 31, 1999 and 1998.

REVENUE RECOGNITION

GAIN ON SALE
The gain or loss on sales of mortgage loans held for sale to investors is recognized upon purchase of the loan by the investor. The Company records gain on sale of mortgages in accordance with SFAS No. 125, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company does not engage in servicing mortgages held for sale.

ORIGINATION FEES
The Company accounts for origination fee income on mortgages held for sale or mortgage loans receivable in conformity with Statement of Financial Accounting Standards No. 91. This statement requires that origination fees be offset by their direct loan costs and the net deferred income is recognized at the time the loan is sold.

APPLICATION FEES
The Company's application fees for processing mortgage applications and commitment fees for committing to fund a loan are recorded in the statement of operations at the time the loan is sold or when the specific processing service (i.e. appraisal) has been provided and the fee is non-refundable.
                               F-9

AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies (Continued):

INCOME TAXES
The Company files its Federal income tax return on a consolidated basis and its state income tax returns on an entity basis.

Deferred income tax assets and liabilities are computed for temporary differences between financial statement and tax bases of assets and liabilities that will result in future taxable and deductible amounts, based on enacted tax laws and rates to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK
The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and considers the Company's risk negligible.

EARNINGS PER COMMON SHARE
Earnings per common share are based on the weighted average number of common shares outstanding. In March 1998, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS No. 128"), "Earnings Per Share", which requires dual presentation of the basic and diluted earnings per share on the face of the statements of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders less Preferred Stock dividends by the weighted number of common shares outstanding. Diluted earnings per share for 1998 reflects the dilution that would occur if the 67,000 employee stock options were to be exercised or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the Company. Basic and diluted loss per share for 1999 are the same because the effect of outstanding stock options would be anti-dilutive.

RESERVE FOR BAD DEBTS
A reserve for bad debts has been provided for on all commission advances and notes receivable turned over for collection. The reserve was $67,195 and $13,531 at December 31, 1999 and 1998, respectively.

                               F-10

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Significant Accounting Policies (Continued):

NEW ACCOUNTING STANDARDS
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." The SOP is effective for the Company beginning in fiscal 2000. After the date of adoption, the SOP will require the capitalization of certain costs to develop or obtain software for internal use that the Company currently expenses as incurred and will require expensing certain costs that the Company now capitalizes. The Company does not anticipate that the adoption of this SOP will have a material impact on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset through earnings against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS 133 has been amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133," which has delayed the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is analyzing the implementation requirements and does not anticipate that the adoption of these statements will have a material impact on the Company's consolidated financial statements.
                               F-11

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Fair Value of Financial Instruments:
The following disclosure of the estimated fair value of financial instruments as of December 31, 1999 and 1998 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or methodologies may have a material effect on the estimated fair value amounts.
                          1999                     1998
                  Carrying    Estimated     Carrying   Estimated
                   Amount     Fair Value     Amount    Fair Value
Assets
Mortgage loans
 held for sale  $  240,000   $  240,000    $1,148,000  $1,157,000
Mortgage loan
 receivable     $  242,273   $  242,273    $      --   $      --

Liabilities
Warehouse finance
 facility       $  234,024   $  234,024    $1,363,236  $1,363,236

The fair value estimates as of December 31, 1999 and 1998 are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimate of fair value may differ significantly from the amounts presented herein. The following describes the methods and assumptions used by the Company in estimating fair values:

Mortgage loans held for sale and mortgage loan receivable - Fair value is estimated using the quoted market prices from investors and commitments to purchase loans on a non-servicing basis.

Warehouse finance facility - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Note 3 - Fixed Assets:
Fixed assets at December 31 consist of:
                                         1999           1998

Computer equipment                   $   68,139      $   46,433
Furniture and fixtures                   19,291          19,291
Office equipment                         44,075          44,075
Leasehold improvements                    2,240           2,240
                                        133,745         112,039
Less:  Accumulated
 depreciation and amortization          112,510         103,788

Net Fixed Assets                     $   21,235      $    8,251
                                F-12

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Fixed Assets (Continued):

Depreciation and amortization expense was $8,722 and $6,634 for the years ended December 31, 1999 and 1998 respectively.

Note 4 - Land and Development Costs:
Land and development costs are comprised of an initial investment in capitalized loans of $675,000 to acquire the land, issuance of 148,000 shares of Common Stock in 1992 with a fair market value of $259,000 to acquire the minority interest and cumulative development costs incurred of $635,535 through December 31, 1999. During 1999 and 1998, $-0- and $442,937 of land and development costs were charged to expense, respectively, for the lots sold during the year. At December 31, 1999 and 1998, no allowance for net realizable value was established as revenues from the remaining land and development are anticipated to exceed related costs.

Note 5 - Accounts Payable, Accrued Expenses and Other Current
Liabilities:
Accounts payable, accrued expenses and other current liabilities consist of the following at December 31:
                                         1999            1998

Accounts payable                     $  108,806       $   62,542
Accrued development costs                23,000           23,000
Accrued expenses and
 other current liabilities               48,972           56,997
   Total                             $  180,778       $  142,539

Note 6 - Warehouse Lines of Credit:
On October 14, 1999, the Company entered into a warehouse line of credit of $5,000,000 with a financial institution which expires October 13, 2000. Funds from this line of credit are used for short-term financing of mortgage loans held for sale and mortgage loan receivable, and are secured by residential mortgage loans. The investor pays the line of credit at the time of the closing. As of December 31, 1999, one loan amounting to $240,000 had yet to be delivered to investors, resulting in a warehouse loan payable of $234,024.

On March 3, 1995, the Company had entered into another warehouse line of credit of $5,000,000 with a financial institution. This line has been renewed and has an expiration date of May 10, 2000. As of December 31, 1999, there were no outstanding borrowings related to this line of credit. As of December 31, 1998, six loans aggregating $1,389,009 had yet to be delivered to investors resulting in a warehouse loan payable of $1,363,236.
                                F-13

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Warehouse Lines of Credit (Continued):

At December 31, 1999, the Company also had one additional warehouse line of credit of $5,000,000, which expires October 31, 2000, for which there were no outstanding borrowings.

Interest expense under the above lines of credit was $65,625 and $148,640 for the years ended December 31, 1999 and 1998, respectively.

Note 7 - Income Taxes:
The provision for income taxes consists of the following for the years ended December 31:
                                          1999            1998

     Current                            $    --         $    --
     Deferred                                --           26,000
     Benefit of net operating
      loss carryforwards                     --          (26,000)
          Total                         $    --         $    --

Deferred income taxes are summarized as follows at December 31:

                                          1999           1998

   Deferred Income Tax Asset          $1,018,056     $  992,000
   Valuation Allowance                (1,018,056)      (992,000)
   Net Deferred Income Tax Asset             --             --
   Deferred Income Tax Liability             --             --
   Net Deferred Income Tax Liability  $      --      $      --

The Company has net operating loss carryforwards available to offset future taxable income of approximately $2,285,119 at December 31, 1999, which expires in 2001 through 2012.

For the years ended December 31, 1999 and 1998, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was or has been recorded.

Note 8 - Stockholders' Equity:
The Company has outstanding Class B Warrant which entitle the holder to purchase .20941 share (adjusted) of Common Stock at an exercise price of $19.10 per whole share until January 29, 2000. The Company also has outstanding Class C Warrant which entitle the holder to purchase .20977 share (adjusted) of Common Stock at an exercise price of $21.45 per whole share until January 29, 2000 (see Note 13).

Effective July 1, 1998, the Company's preferred stockholders converted all 68,750 outstanding shares of Non-voting Series A
Cumulative Convertible Preferred Stock into 137,500 shares of
Common Stock of the Company.
                               F-14

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Stockholders' Equity (Continued):

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

The Company issued 1,696 and 11,674 shares of Common Stock during
1999 and 1998, respectively, to satisfy an obligation for 1998 and 1997 directors' fees payable of $7,000 and $19,000, respectively.

Note 9 - Related Parties:
Notes receivable includes a demand note from the Company's former Chief Financial Officer. The note accrues interest at 8% per annum and the outstanding principal balance was $20,446 as of December 31, 1999 and 1998. An allowance of $11,000 and $7,569 as of December 31, 1999 and 1998, respectively, has been established for the amount deemed to be uncollectible.

Loans payable as of December 31, included the following related party demand notes:
                                                          Annual
                                                         Interest
                                1999         1998          Rate

Stockholders                 $    --      $  11,370         12%
Executive Vice President          --         19,994         12%


Note 10 - Commitments and Contingent Liabilities:

OPERATING LEASES
The Company has entered into various operating lease agreements for office space and office equipment. The leases expire periodically through March 2002.

The future minimum rental commitments under noncancelable
operating leases are as follows:
        Year                                Amount

        2000                            $     62,300
        2001                                  65,100
        2002                                  16,450
        Total Minimum Lease Payments    $    143,850

                                  F-15

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Commitments and Contingent Liabilities (Continued):

OPERATING LEASES (Continued)
Rental costs under operating leases included in other operating expenses amounted to $48,899 and $63,816 for the years ended
December 31, 1999 and 1998, respectively.

PENDING LITIGATION
In March 1993, an action seeking compensatory damages of $1 million and punitive damages of $5 million was commenced against the Company, the Company's President, and other companies. In the complaint, the plaintiffs, two individuals who collectively invested a total of $250,000 in the Company's 1989 private offering of common stock, claim fraud, unjust enrichment, conversion, breach of fiduciary duty and breach of contract. The Company's President and the Company moved to dismiss the complaint and by Order dated January 10, 1994 the court dismissed with prejudice the claims of unjust enrichment and conversion and dismissed the breach of contract claims with leave to amend. On February 25, 1994, the plaintiffs filed an amended complaint containing allegations similar to those in the original breach of contract allegations, which the Company again moved to dismiss. In August 1994 the Court reaffirmed its dismissal of the unjust enrichment and conversion claims, but allowed the breach of contract and fraud claims to proceed.

Although the Company believes that it has meritorious defenses to this action, the Company is unable to predict the outcome of this litigation at this time. However, it does not expect that the ultimate resolution to this matter will have a material effect on its results of operations and financial condition.

On March 25, 1999, the Company, its President, and the Company's wholly owned subsidiary (CFC) (the "Company Defendants") and one of the Company's former directors together with other individuals were named in an action filed in the Superior Court of New Jersey, Chancery Division by two New Jersey limited liability companies (the "LLCs"). The plaintiffs allege the Company's former director and other defendants other than the Company Defendants ("Other Defendants") misappropriated assets and opportunities of the LLCs for their own use, engaged in self-dealing with respect to the LLCs, breached the operating agreements of the LLCs and converted and embezzled assets and funds of the LLCs. The Company Defendants are alleged to have aided and abetted the Company's former director in converting the assets of the LLCs by accepting loans and payments from the LLCs and the Company's former director and repaying loans to the Company's former director in the form of cash and Company stock.

The LLCs seek declaratory and injunctive relief against the Company Defendants; an accounting of (1) all shares of Company stock purchased by the Company's former director and Other Defendants and (2) all payments to or from the Company and the Company's former director and Other Defendants; imposition of a lien or equitable trust in favor of the LLCs on shares of the Company's stock issued to the Company's former director and Other Defendants; and certain unspecified compensatory and punitive damages, attorney's fees and costs.
                               F-16

AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Commitments and Contingent Liabilities (Continued):

PENDING LITIGATION (Continued)

In April 1999, the Court granted a preliminary injunction, which among other things, enjoins the Company's Defendants from allowing the transfer of any Company stock held in the name of the Company's former director and Other Defendants and directs the Company Defendants to provide an accounting of all such stock. The Company, while denying any wrongdoing, did not oppose plaintiffs' application, as it did not adversely impact the Company. The Company denies any wrongdoing and believes that the claims are without merit and intends to defend the action vigorously. The Company is unable to predict the outcome of this litigation at this time. However, it does not expect that the ultimate resolution to this matter will have a material effect on its results of operations and financial condition.

With respect to all litigation, as additional information concerning the estimates used by the Company become known, the Company reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters, which are subject to change as events evolve and as additional information becomes available during the administration and litigation process.

Note 11 - Stock Based Compensation:

STOCK OPTIONS
The Company adopted a 1992 Stock Option Plan, effective November 22, 1992, whereby the Company may grant incentive and new qualified options to eligible participants that vest upon grant date. The plan provides for the issuance of options with terms of not more than ten years. The plan includes a provision whereby stock options granted by the Company may not exceed 100,000 shares of Common Stock. The plan shall terminate on May 22, 2002, unless terminated sooner; and no option shall be granted after that date. The plan is administered by the Board of Directors.
                               F-17

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Stock Based Compensation (Continued):

STOCK OPTIONS (Continued)

During 1999, the Company granted 10,000 options with an exercise price of $2 per share. There were no options granted during 1998. A summary of the stock option plan activity for the years ended December 31, 1999 and 1998 is presented below:

                                     Options
                                   to Purchase          Options
                                    Shares at         to Purchase
                                   Price Range           Shares
                                  $1.25 - $1.50         at $2.00

Outstanding and exercisable
     at January 1, 1998:              69,000                --

Granted                                  --                 --
Exercised                                --                 --
Expired                                  --                 --
Forfeited                             (2,000)               --
Outstanding and exercisable
     at December 31, 1998:            67,000                --

Granted                                  --              10,000
Exercised                                --                 --
Expired                              (47,000)               --
Forfeited                                --                 --

Outstanding and exercisable
     at December 31, 1999             20,000             10,000

The fair value of the 1999 stock option grant was $6,140 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the grant:
a dividend yield of 0%, a risk-free interest rate 5.71%, an expected life of two years, and a volatility of 1.11.
                              F-18

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Stock Based Compensation (Continued):

Options outstanding and exercisable as of December 31, 1999 are summarized below:

                                      Weighted-Average
                                        Remaining
Range of                   Number      Contractual     Exercise
exercise prices          Outstanding   Life (Years)      Price

$1.25                       20,000         .33           $1.25
$2.00                       10,000        1.92           $2.00

Options outstanding and exercisable as of December 31, 1998 are summarized below:

                                      Weighted-Average
                                        Remaining
Range of                   Number      Contractual     Exercise
exercise prices          Outstanding   Life (Years)      Price

$1.25 - $1.50               67,000         .44           $1.35

The Company applies APB Opinion No. 25 and related interpretations in accounting for the plan.

Note 12 - Segment Reporting:
The Company has two primary operating segments including originating and selling loans secured primarily by first mortgages on one-to-four family residential properties (CFC) and real estate development (AADC). The basis of accounting and summary of accounting policies is described in Note 1 to the financial statements. Segment selection was based upon the nature of operations as determined by management and all of the operations of these segments are conducted in New Jersey. Certain selected financial information of these segments are described below:

1999                     CFC       AADC      PARENT       TOTAL

Revenues            $  868,534   $   --    $     --   $  868,534
Interest income        203,655       --          --      203,655
Interest expense        65,625       --          --       65,625
Depreciation expense     8,317       --          405       8,722
Segment profit(loss)   (14,036)  (22,794)   (228,148)   (264,978)

Identifiable assets $2,359,169  $799,893  $2,494,150  $5,653,212
Elimination of
 intercompany
 receivable         (1,479,308)   (3,626) (2,507,723) (3,990,657)
Net identifiable
 assets             $  879,861 $ 796,267  $  (13,573) $1,662,555
                               F-19

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Segment Reporting (Continued):


1998                     CFC       AADC      PARENT       TOTAL

Revenues            $1,807,011   $355,000  $     --   $2,162,011
Interest income        180,972        --         --      180,972
Interest expense       148,640        --         --      148,640
Depreciation expense     5,215        --       1,419       6,634
Segment profit(loss)   341,215    (94,822)  (180,293)     66,100

Identifiable assets $3,569,021   $652,066 $1,326,894  $5,547,981
Elimination of
 intercompany
 receivable         (1,147,793)       --  (1,305,558) (2,453,351)
Net identifiable
 assets             $2,421,228   $652,066 $   21,336  $3,094,630

Note 13 - Subsequent Events:
Effective January 24, 2000, the expiration date for the Class B warrants and the Class C warrants was extended to January 29, 2001.

Effective January 3, 2000, the Company filed a complaint in foreclosure and for possession against a customer whose mortgage receivable the Company was holding. The mortgage was settled and paid in full on February 22, 2000 and all claims were dismissed.

Effective February 18, 2000, the Company closed on the sale of one of its development properties resulting in net proceeds to the Company of $145,924, which included a previously received deposit of $14,900.
                               F-20


</AUDIT-REPORT>

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERICAN ASSET MANAGEMENT CORPORATION
                                       (Registrant)



                                 /S/_Richard G. Gagliardi________
                 04/07/00               Richard G. Gagliardi
                  Date                       President
                                            (Signature)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                 /S/_Richard G. Gagliardi________
                04/07/00                Richard G. Gagliardi
                  Date                  President
                                        (Principal Executive,
                                         Financial and Accounting
                                         Officer)
                                        (Signature)


                                 /S/_Lynn K. Gagliardi___________
                04/07/90                Lynn K. Gagliardi
                  Date                  Executive Vice President
                                       (Signature)


                04/07/00        /S/_Bernard Gitlow______________
                  Date                  Bernard Gitlow
                                        Director
                                        (Signature)

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