Form 10QSB
period 2000-03-31
AMERICAN ASSET MANAGEMENT CORP
filed 2000-05-19
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  March 31, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2000 there were 1,316,989 shares outstanding of the issuer's no par value common stock.

Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                       March 31,     December 31,
                                      ___2000___     ____1999____
_____________ASSETS________________

Cash & cash equivalents              $  532,243       $  340,906
Mortgage loans held for sale            976,600          240,000
Mortgage loans receivable                   -0-          242,273
Notes receivable                         10,392           34,892
Prepaid expenses &
  other current assets                   59,746           21,986

     Total Current Assets             1,578,981          880,057

Land Development Costs                  616,318          761,263
Property & Equipment, net of accumulated
 depreciation & amortization             19,971           21,235

     Total Assets                     2,215,270        1,662,555

__LIABILITIES AND STOCKHOLDERS' EQUITY__

Current Liabilities:
 Warehouse finance facility             938,359          234,024
  Deferred income                        15,355            4,100
  Accounts payable, accrued expenses
   and other current liabilities        134,387          180,778

    Total Current Liabilities         1,088,101          418,902

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
 Common stock, no par value;
 10,000,000 shares authorized;
 1,316,989 shares issued
 and outstanding
 at 3/31/00 & 12/31/99                3,852,825        3,852,825
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (2,956,863)      (2,840,379)

     Total Stockholders' Equity       1,127,169        1,243,653

     Total Liabilities and
      Stockholders' Equity            2,215,270        1,662,555

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________

                                          For the Three Months
                                      ______Ended March 31,______
                                      ____2000____   ____1999____

Revenues:
  Mortgage origination fees           $    98,602    $   300,333
  Land sales                              145,924            --
  Application and commitment fees           3,340         18,800
  Mortgage interest income                 21,480         30,841

     Total revenues                       269,346        349,974


Expenses:
  Employee compensation & benefits         86,133        124,404
  Commissions                              49,494        105,806
  Other expenses                           89,051        124,201
  Land development costs                  146,971            --
  Interest expense                         16,501         10,334

     Total expenses                       388,150        364,745

Loss from operations                     (118,804)       (14,771)

Other income                                2,320          8,772

Loss before provisions for
  income taxes                           (116,484)        (5,999)

Provision for income taxes                    -0-            -0-

Net loss                                 (116,484)        (5,999)

LOSS PER COMMON SHARE,
 Basic                                $     (0.09)    $    (0.01)
 Diluted                                    (0.09)         (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING,
 Basic                                  1,316,989      1,315,293
 Diluted                                1,316,989      1,315,293


   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________

                                           For the Three Months
                                         ____Ended  March 31,____
                                         ____2000___  ____1999___

Cash flows from operating activities:

  Net loss                               $ (116,484)  $ (  5,999)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation and amortization              3,133        1,787

  Changes in assets & liabilities:
    Mortgage loans held for sale           (736,600)    (685,076)
    Mortgage loans receivable               242,273         -0-
    Prepaid expenses &
    other current assets                    (37,760)      36,307
    Land development costs                  144,945      (89,231)
    Warehouse finance facility              704,335      817,228
    Deferred Income                          11,255      (46,460)
    Accounts payable & accrued expenses     (46,391)      (9,129)
    Net cash provided by
     operating activities                   168,706       19,427

Cash flows from investing activities:
    Purchases of fixed assets                (1,869)         -0-
    Proceeds from notes receivable           24,500          -0-
    Net cash provided by
     investing activities                    22,631          -0-

Cash flows from financing activities:
    Payments of loans payable                   -0-          921

Net increase in cash and cash equivalents   191,337       20,348

Cash and cash equivalents
 at beginning of period                     340,906      608,085

Cash and cash equivalents
 at end of period                        $  532,243   $  628,433

Supplemental Disclosure of
 Cash Flow Information:
Cash paid during the
 period for interest                     $   16,501   $   10,334

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1999 Annual Report on Form 10-KSB. Reference is made to the Company's annual financial statements for the year ended December 31, 1999, for a description of the accounting policies which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. The results of the three months ended March 31, 2000 are not necessarily indicative of the results of the full year.

2.  NET LOSS PER SHARE

     Basic EPS and Diluted EPS for the three months ended March 31, 2000 and 1999 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options have been excluded from the computation of Diluted EPS as they are antidilutive.


3.  SEGMENT REPORTING

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

                            CFC      AADC     Parent      Total
March 31, 2000
Revenues                  123,422   145,924              269,346
Segment Profit (Loss)     (94,455)    (617)   (21,412)  (116,484)
Net identifiable assets 1,548,807   648,181    18,282  2,215,270


                            CFC      AADC     Parent      Total
March 31, 1999
Revenues                  349,974                        349,974
Segment Profit (Loss)      22,991     (351)  (28,639)     (5,999)
Net identifiable assets 3,094,472   720,591   36,129   3,851,192

Item 2.
     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION
_________________________________________________________________
RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to the Three Months
Ended March 31, 1999.

     Total revenues for the three months ended March 31, 2000 were $269,346 compared to $349,974 for the three months ended March 31, 1999, a decrease of $80,628 or approximately 23%. The decrease was primarily attributable to a reduction in mortgage origination fees to $98,602 from $300,333 in the comparable 1999 period and to a lesser extent a decrease in application and commitment fees of $15,460 and a decrease of $9,361 in mortgage interest income of Capital Financial Corp. ("Capital"), the Company's mortgage banking subsidiary. During the three months ended March 31, 2000 Capital received 70 mortgage applications aggregating a principal amount of $12,638,054 compared to 82 applications aggregating a principal amount of $20,184,057 during the comparable period ending March 31, 1999. The reduction is a decrease of 12 or approximately 14%, in number of applications and a decrease of $7,546,003 or approximately 37% in principal amount. The reduction in applications was a result of increased mortgage interest rates during the period which sharply reduced the number of refinance applications the Company received, as well as a reduction in real estate sales in the Company's service area primarily due to a reduction in the available supply of homes for sale. During the three months ended March 31, 2000, Capital closed 30 residential mortgage loans aggregating approximately $6,145,115 compared to 72 closed loans aggregating approximately $17,061,628 in the three months ended March 31, 1999. At March 31, 2000, the Company had approximately 33 residential mortgage applications in process in the principal amount of $7,951,161 compared to 60 residential mortgage applications in process in the principal amount of $14,312,085, at March 31, 1999, a decrease of 27 in number, or approximately 45% and a decrease of $6,360,924 in amount, or approximately 44%.

     Total expenses for the three months ended March 31, 2000, were $388,150, an increase of $3,477 or approximately 1.0% from $384,673 in the comparable 1999 period due to land and development costs of $146,971 versus an absence of these costs in the same period of 1999 and an increase of $6,167 in interest expense, which was partially offset by a decrease in the Company's employee compensation and benefits of $38,271 a decrease in other expenses of $45,484 and a reduction of $56,312 in sales commission expense as a result of Capital's modification in the compensation structure for loan originators and certain other employees. As a percentage of revenues, expenses were approximately 144.2% in the current period compared to 104.2% in the comparable 1999 period.

     As a result of the foregoing, the Company's net loss for the three months ended March 31, 2000 was $116,484 or $0.09 per common share, compared to a net loss of $5,999 or $0.01 per common share for the comparable 1999 period.

     The Company has been encouraged with the results the Internet has provided as an additional source of mortgage applications and during the period ended March 31, 2000 has updated its website by linking the Company's website to its homepage on a national provider of financial statistics website utilizing an on line mortgage application and streamlined internet mortgage approval process. In addition, the Company has identified and intends to link its website with other national and regional websites that provide mortgage rate listings and information to the public as additional potential sources of mortgage applications.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had cash and cash equivalents of $532,243 compared to $340,906 at December 31, 1999, an increase of $191,337. The increase is primarily attributable to cash provided in operating activities which include the proceeds of a lot sale during February 2000 in the amount of $149,000.

     The Company utilizes two $5,000,000 warehouse lines of credit, which together total $10,000,000, for its daily mortgage loan funding operations and whenever possible the Company employs its available cash to fund mortgage loans which generates mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit lines. These warehouse lines are maintained with mortgage warehouse lenders which enable the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At March 31, 2000 the Company had borrowed $976,600 from its warehouse lines of credit representing approximately $1,361,809 in closed loans ready for sale, of which two loans were new construction loans aggregating approximately $909,000. The construction loans will remain in the warehouse until such time that all construction work is completed, the balance of approximately $423,450 in disbursements are made and the loans are sold to an institutional investor.

     In August 1999, the Company entered into an agreement to sell one of its building lots for $149,000. At that time the Company received a $1,000 deposit. During October 1999, the Company received an additional deposit of $13,900. The Company agreed to provide the purchaser of this lot with an approved septic design as a condition of sale. Accordingly, the septic design approval was granted by municipal authorities, the Company received the full balance due and transferred title to this lot in February 2000.

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

     On March 3, 2000 the Company entered into a contract to sell one of its building lots and construct a single family residence for approximately $481,600. During April 2000, the contract was approved after attorney review. Construction has commenced during May 2000. The terms of the contract provide for a $1,000 deposit which is currently being held in escrow by the buyer's realtor and the balance of approximately $47,160 is to be paid within 10 days of contract approval. This deposit was released to the Company during April 2000 upon mortgage approval and the Company's President has personally guaranteed the deposit in the event of default by the Company. The buyers have received a mortgage commitment through a non-affiliate of the Company. The contract further provides for an additional buyers deposit of approximately $73,400 be paid at the time of closing when title to the residence is transferred to the buyers from the Company and the remainder of the purchase price is to be paid to the Company with the proceeds of a mortgage loan.

     As of May 12, 2000, the Company owns 3 unimproved building lots in its Hunterdon County, New Jersey real estate development; one of which is under contract to build a house and transfer title to the buyer. In September 1998, the Board of Directors authorized the Company to build up to two, at any one time, single family, colonial style homes on the lots, on speculation and offer them for sale to prospective buyers. The Company believes that construction costs for each home to be built will be approximately $225,000 and it will afford it a better opportunity to obtain a profit from the transaction then if it sold an undeveloped lot. Although there can be no assurance that the Company will be successful in this undertaking, the Company has retained an on-site construction manager who is a non-affiliate of the Company, to assist the Company in this construction project and in December 1999 construction was substantially completed on one house which is being offered for sale.

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



                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part 1 - Item 3 contained in the Company's 10-KSB for the year ended December 31, 1999 for further information relating to two pending actions commenced against, among others, the Company and its President described below.

     The first action was commenced in the Supreme Court of the State of New York, Queens County in March 1993, by two individuals who allege that misrepresentations were made or material information was omitted in connection with their investment in the Company's 1989 private offering of Common Stock.

    In the other action, which commenced in March 1999 in the Chancery Division of the Superior Court of New Jersey, Union County, the plaintiffs allege that the Company aided and abetted a former director in converting the assets of two New Jersey limited liability companies (the "LLC's") by accepting loans and payments from the LLC's and the former director and repaying the loans to the former director in the form of cash and Company stock.


Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibit 27 Financial Data Schedule (For SEC use only)

       (b) On January 11, 2000 the Company filed on Form 8-K under Item 4 to report the dismissal of its principal independent auditor, Grant Thornton, LLP

       (c) On January 11, 2000 the Company filed on Form 8-K under Item 4 to report the engagement of Withum Smith & Brown as the Company's new principal independent auditor.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AMERICAN ASSET MANAGEMENT CORPORATION
                                        (Registrant)




Date:  May 19, 2000        By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)