Form 10QSB
period 2000-06-30
AMERICAN ASSET MANAGEMENT CORP
filed 2000-08-14
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  June 30, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2000 there were 1,316,989 shares outstanding of the issuer's no par value common stock.

Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                       June 30,     December 31,
                                      ___2000___     ____1999____
_____________ASSETS________________

Cash & cash equivalents              $  396,829       $  340,906
Mortgage loans held for sale          2,177,000          240,000
Mortgage loans receivable                   -0-          242,273
Notes receivable                         10,392           34,892
Prepaid expenses &
  other current assets                   68,787           21,986

     Total Current Assets             2,653,008          880,057

Land Development Costs                  637,983          761,263
Property & Equipment, net of accumulated
 depreciation & amortization             16,838           21,235

     Total Assets                     3,307,829        1,662,555

__LIABILITIES AND STOCKHOLDERS' EQUITY__

Current Liabilities:
 Warehouse finance facility           2,104,282          234,024
 Deferred income                          2,012            4,100
 Accounts payable, accrued expenses
   and other current liabilities        211,225          180,778

    Total Current Liabilities         2,317,519          418,902

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
 Common stock, no par value;
 10,000,000 shares authorized;
 1,316,989 shares issued
 and outstanding
 at 6/30/00 & 12/31/99                3,852,825        3,852,825
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (3,093,722)      (2,840,379)

     Total Stockholders' Equity         990,310        1,243,653

     Total Liabilities and
      Stockholders' Equity            3,307,829        1,662,555

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________
                         For the Three Months|For the Six Months
                         __Ended  June 30,___|__Ended June 30,___
                         ___2000__  __1999___|__2000__   __1999__

Revenues:
 Mtg origination fees   $ 149,171  $ 190,222  $ 247,773 $490,555
 Land sales                   --         --     145,924      --
 Application &
  commitment fees           4,055     14,153      7,395   32,953
 Mtg interest income       61,585     64,119     83,065   94,960

     Total revenues       214,811    268,494    484,157  618,468


Expenses:
 Employee compensation
  & benefits              105,187    107,841   191,320   232,245
 Commissions              104,625     62,868   154,119   168,674
 Other expenses           115,768    150,700   204,819   274,901
 Land development costs       --         --    146,971       --
 Interest expense          30,555     11,518    47,056    21,852

     Total expenses       356,135    332,927   744,285   697,672

Loss from operations     (141,324)   (64,433) (260,128)  (79,204)

Other income                4,465      6,360     6,785    15,132

Loss before provision
 for income taxes        (136,859)   (58,073) (253,343)  (64,072)

Provision for
income taxes                  -0-        -0-       -0-       -0-

Net loss                 (136,859)   (58,073) (253,343)  (64,072)

LOSS PER COMMON SHARE,
 Basic                    $ (0.10)   $ (0.04)  $ (0.19)  $ (0.05)
 Diluted                  $ (0.10)   $ (0.04)  $ (0.19)  $ (0.05)

WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING,
 Basic                   1,316,989 1,315,293  1,316,989 1,315,293
 Diluted                 1,316,989 1,315,293  1,316,989 1,315,293


   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________
                        For the Three Months|For the Six Months
                        __Ended  June 30,___|__Ended June 30,___
                        ___2000__  __1999___|__2000__   __1999__

Cash flows from operating activities:
 Net loss              $(136,859) $(58,073) $(253,343) $( 64,072)
 Adjustments to reconcile
  net loss to net cash
  provided by/(used in)
  operating activities:
 Depreciation
  and amortization         3,133     1,834      6,266      3,616

Changes in assets & liabilities:
 Mortgage loans
  held for sale       (1,200,400) 1,643,350 (1,937,000)  958,274
 Mortgage loans
  receivable                 -0-     44,000    242,273    43,999
 Prepaid expenses &
  other current assets    (9,041)  (100,514)   (46,801)  (64,207)
 Land development costs  (21,665)   (46,141)   123,280  (135,372)
 Warehouse finance
  facility             1,165,923  (1,620,185)1,870,258  (802,957)
 Deferred Income         (13,343)         22   (2,088)   (46,428)
 Accounts payable
  and accrued expenses    76,838      54,140   30,447     45,007
 Net cash provided by/
  (used in) operating
  activities            (135,414)    (81,567)  33,292    (62,140)

Cash flows from investing activities:
 Purchases of fixed assets   -0-     (19,954)  (1,869)   (19,954)
 Proceeds from notes
  receivable             (24,500)        -0-  (24,500)       -0-
 Net cash provided
  by/(used in)
  investing activities       -0-     (19,954)  22,631)   (19,954)

Cash flows from financing activities:
 Payments of loans payable   -0-         -0-      -0-    (19,319)

Net increase/(decrease) in
 cash & cash equivalents  (135,414) (121,761)  55,923   (101,413)

Cash and cash equivalents
 at beginning of period    532,243   628,433  340,906    608,085

Cash and cash equivalents
 at end of period          396,829   506,672  396,829    506,672

Supplemental Disclosure of
 Cash Flow Information:
Cash paid during the
 period for interest      $ 30,555  $ 11,518 $ 47,056   $ 21,852

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1999 Annual Report on Form 10-KSB. Reference is made to the Company's annual financial statements for the year ended December 31, 1999, for a description of the accounting policies which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. The results of the six months ended June 30, 2000 are not necessarily indicative of the results of the full year.

2.  NET LOSS PER SHARE

     Basic EPS and Diluted EPS for the six months and three month periods ended June 30, 2000 and 1999 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options have been excluded from the computation of Diluted EPS as they are antidilutive.


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

                            CFC      AADC     Parent      Total
June 30, 2000
Revenues                  338,233   145,924              484,157
Segment Profit (Loss)    (174,908)    (789)   (77,646)  (253,343)
Net identifiable assets 2,591,370   686,019    30,440  3,307,829


                            CFC      AADC     Parent      Total
June 30, 1999
Revenues                  618,468                        618,468
Segment Profit (Loss)      48,225   (1,057) (111,040)    (63,872)
Net identifiable assets 1,376,978   781,411   48,472   2,206,861

Item 2.
     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION
_________________________________________________________________
RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1999.

     Total revenues for the three months ended June 30, 2000 were $214,811 compared to $268,494 for the three months ended June 30, 1999, a decrease of $53,683 or approximately 20%. The decrease was primarily attributable to a reduction of $10,098, or approximately 71% in application and commitment fees to $4,055 from $14,153 in the comparable 1999 period, a decrease in origination fees of $41,051, or approximately 21%, from $190,222 in the comparable 1999 period to $149,171 for the three months ended June 30, 2000 and a decrease of $2,534 in mortgage interest income of Capital Financial Corp. ("Capital"), the Company's mortgage banking subsidiary, or approximately 4% from $64,199 in the comparable 1999 period to $61,585 for the three months ended June 30, 2000. The reduction in applications was a result of increased mortgage interest rates during the period which continued to sharply reduce the number of refinance applications the Company received, as well as a reduction in real estate sales in the Company's service area primarily due to a reduction in the available supply of homes for sale. In addition, during the 2000 period the Company decided to primarily refocus its sources of applications by expanding its wholesale business and to lessen its dependence on its retail sale personnel which have not been economically viable sources of originations for the Company in the past. To that end, during the three month period ended June 30, 2000, the Company added two wholesale executives to represent the Company in the wholesale market place. These individuals have demonstrated the ability and experience the Company believes necessary to attract new sources of mortgage originations, although there can be no assurance that the Company will be successful in its endeavor. During the three months ended June 30, 2000 Capital closed 45 residential mortgage loans in the principal amount of $8,249,850 compared to 56 loans closed in the principal amount of $11,298,979 in the three months ended June 30, 1999. At June 30, 2000, the Company had approximately 50 residential mortgage applications in process in the principal amount of $10,571,180 compared to 65 residential mortgage applications in process in the principal amount of $13,947,472, at June 30, 1999.

     Total expenses for the three months ended June 30, 2000 were $356,135, an increase of $23,208 or approximately 7% from $332,927 in the comparable 1999 period due to an increase of $41,757 in the Company's sales commissions which was primarily attributable to wholesale commissions which are paid at a higher rate than retail commissions, an increase in interest expense of $19,037 which was partially offset by a decrease in employee compensation of $2,654 and a decrease in other expenses of $34,932 as a result of Capital's modification in the compensation structure for loan originators and certain other employees.
Other expenses include costs related to ongoing litigation which are expected to continue for the foreseeable future. As a percentage of revenues, expenses were approximately 166% in the current period compared to approximately 124% in the comparable 1999 period.

     As a result of the foregoing, the Company's net loss for the three months ended June 30, 2000 was $136,859 or $0.10 per common share, compared to a net loss of $58,073, or $0.04 per common share in the comparable 1999 period.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1999.

     Total revenues for the six months ended June 30, 2000 were $484,157 compared to $618,468 for the six months ended June 30, 1999, a decrease of $134,311 or approximately 22%. The decrease was primarily attributable to a reduction of $25,558 in application and commitment fees to $7,395 from $32,953 in the comparable 1999 period, and a decrease in origination fees of $242,782, from $490,555 in the comparable 1999 period to $247,773 and a decrease of $11,895 in mortgage interest income. The decreases were partially offset by $145,924 in land sales during the period as compared to no land sales recorded during the same period in 1999. The reduction in applications was a result of increased mortgage interest rates during the period which sharply reduced the number of refinance applications the Company received, as well as a reduction in real estate sales in the Company's service area primarily due to a reduction in the available supply of homes for sale. Continuation of interest rates at the current or higher levels will most likely have an adverse effect on the Company's business. During the six months ended June 30, 2000 Capital closed 75 residential mortgage loans in the principal amount of $14,394,965 compared to 128 loans closed in the principal amount of $28,360,607 in the six months ended June 30, 1999.

     Total expenses for the six months ended June 30, 2000 were $744,285 an increase of $46,613 or approximately 7% from $697,672 in the comparable 1999 period due to an increase of land and development costs of $146,971 versus an absence of such costs during the same period in 1999. An increase in interest expense of $25,204 was primarily attributable to construction loans and other warehoused loans to be sold to investors during this period which was partially offset by a decrease in employee compensation and benefits of $40,925, a decrease in commissions of $14,555 primarily due to an increase in the number of management originated loan closings, on which commissions are not paid, and a decrease in other expenses of $70,082. Other expenses include costs related to ongoing litigation which are expected to continue for the foreseeable future. As a percentage of revenues, expenses were approximately 154% in the current period compared to 113% in the comparable 1999 period.

     As a result of the foregoing, the Company's net loss for the six months ended June 30, 2000 was $253,343 or $0.19 per common share, compared to a net loss of $64,072 or $0.05 per common share for the comparable 1999 period.

    The Company has been encouraged with the results the Internet has provided as an additional source of mortgage applications and during the period ended June 30, 2000 has updated its website by linking the Company's website to its homepage on a national provider of financial statistics website utilizing an online mortgage application and streamlined Internet mortgage approval process. In addition the Company has linked its website with other national and regional websites that provide mortgage rate listings and information to the public as additional potential sources of mortgage applications.

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


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had cash and cash equivalents of $396,829 compared to $340,906 at December 31, 1999, an increase of $55,923. The increase is primarily attributable to cash provided by operating activities which include the proceeds of a lot sale during February 2000 in the amount of $149,000 and a lot deposit in the amount of $47,160 which was received by the Company during April 2000.

     The Company utilizes two $5,000,000 warehouse lines of credit, which together total $10,000,000 for its daily mortgage loan funding operations and whenever possible the Company employs its available cash to fund mortgage loans which generates mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit lines. These warehouse lines are maintained with mortgage warehouse lenders which enable the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At June 30, 2000 the Company had borrowed $2,104,282 from its warehouse lines of credit representing approximately $1,248,850 in closed loans ready for sale, of which three loans were new construction loans aggregating approximately $1,259,000. The construction loans will remain in the warehouse until such time that all construction work is completed, the balance of approximately $245,850 in disbursements are made and the loans are sold to an institutional investor.

     In August 1999, the Company entered into an agreement to sell one of its building lots for $149,000. The Company agreed to provide the purchaser of this lot with an approved septic design as a condition of sale. Accordingly, the septic design approval was granted by municipal authorities and the Company transferred title to this lot in February 2000.

     On March 3, 2000 the Company entered into a contract to sell one of its building lots and construct a single family residence for approximately $481,600. Construction commenced during May 2000. The terms of the contract provide for a $1,000 deposit which is currently being held in escrow by the buyer's realtor and the balance of approximately $47,160 is to be paid within 10 days of contract approval. A deposit in the amount of $48,160 was released to the Company during April 2000 upon mortgage approval and the Company's President has personally guaranteed the deposit in the event of default by the Company. The buyers have received a mortgage commitment through a non-affiliate of the Company. The contract further provides for an additional buyers deposit of approximately $73,400 to be paid at the time of closing when title to the residence is transferred to the buyers from the Company and the remainder of the purchase price is to be paid to the Company with the proceeds of a mortgage loan.

     In July 2000, the Board of Directors voted on and authorized a moderate increase in salary for the President and implemented an incentive bonus plan for the President based on profitability which will be reviewed and paid quarterly when earned.

     On July 13, 2000 the Company entered into a contract to sell a building lot which contains a house the Company built on speculation. During August, 2000 the contract was approved after attorney review. The terms of the contract provide for a $1,000 deposit currently being held in escrow by the buyer's realtor and an additional deposit of $20,000 is to be paid within 10 days of the buyers mortgage approval. The balance of buyers deposit of approximately $23,590 is to be paid upon transfer of title which the Company estimates will be in October, 2000. As of August 7, 2000 the buyer has made a mortgage application through a non-affiliate of the Company. The balance of the purchase price, aggregating approximately $383,300, is to be paid to the Company with the proceeds of a mortgage loan.

     As of August 2000 the Company owns 2 unimproved and 1 improved building lots in its Hunterdon County, New Jersey real estate development; one of which is under contract to build a house and transfer title to the buyer and one lot containing a house the Company built on speculation is under contract. In September 1998, the Board of Directors authorized the Company to build up to two, at any one time, single family, colonial style homes on the lots, on speculation and offer them for sale to prospective buyers. The Company believes that construction costs for each home to be built will be approximately $225,000 and it will afford it a better opportunity to obtain a profit from the transaction then if it sold an undeveloped lot. Although there can be no assurance that the Company will be successful in this undertaking, the Company has retained an on-site construction manager who is a non-affiliate of the Company, to assist the Company in this construction project.

    Effective August 9, 2000 the Company was notified by U.S. Department of Housing and Urban Development ("HUD") that it's approval with the agency as a non-supervised lender was upgraded to what is commonly referred to as Full Eagle status. This approval allows the Company to act in the capacity of a mortgage banker rather than a mortgage broker to underwrite and close loans in its own name and HUD will insure these loans without prior approval from the Company's sponsoring investors, as previously required. This approval also allows the Company to expand its wholesale product line to include third party origination of FHA loans through this new delegated underwriting privilege. Additionally, this approval allows the Company to be potentially more competitive in the market place with these types of loans.

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

       (b) No reports on Form 8-K where filed during the quarter ended June 30, 2000.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AMERICAN ASSET MANAGEMENT CORPORATION
                                       (Registrant)


Date:  August 14, 2000     By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)