Form 10QSB
period 2000-09-30
AMERICAN ASSET MANAGEMENT CORP
filed 2000-11-15
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  September 30, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2000 there were 1,316,989 shares outstanding of the issuer's no par value common stock.

Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                       Sept 30,     December 31,
                                      ___2000___     ____1999____
_____________ASSETS________________

Cash & cash equivalents              $  207,864       $  340,906
Mortgage loans held for sale          3,089,590          240,000
Mortgage loans receivable                   -0-          242,273
Notes receivable                         10,392           34,892
Prepaid expenses &
  other current assets                   97,054           21,986

     Total Current Assets             3,404,900          880,057

Land Development Costs                  704,217          761,263
Property & Equipment, net of accumulated
 depreciation & amortization             16,296           21,235

     Total Assets                     4,125,413        1,662,555

__LIABILITIES AND STOCKHOLDERS' EQUITY__

Current Liabilities:
 Warehouse finance facility           2,968,922          234,024
 Deferred income                            925            4,100
 Lot deposits                            69,160              -0-
 Accounts payable, accrued expenses
   and other current liabilities        144,077          180,778

    Total Current Liabilities         3,183,084          418,902

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
 Common stock, no par value;
 10,000,000 shares authorized;
 1,316,989 shares issued
 and outstanding
 at 9/30/00 & 12/31/99                3,852,825        3,852,825
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (3,141,703)      (2,840,379)

     Total Stockholders' Equity         942,329        1,243,653

     Total Liabilities and
      Stockholders' Equity            4,125,413        1,662,555

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________
                         For the Three Months|For the Nine Months
                         __Ended  Sept 30,___|__Ended Sept 30,___
                         ___2000__  __1999___|__2000__   __1999__

Revenues:
 Mtg origination fees   $ 188,073  $ 165,036  $ 435,846 $655,591
 Land sales                   -0-        -0-    145,924      -0-
 Application &
  commitment fees           5,190      8,905     12,585   41,858
 Mtg interest income      120,314     35,874    203,379  130,834

     Total revenues       313,577    209,815    797,734  828,283


Expenses:
 Employee compensation
  & benefits               98,919    104,553   290,239   336,798
 Commissions              130,555     60,742   284,674   229,416
 Other expenses            91,378    117,828   296,197   392,729
 Land development costs       --         --    146,971       --
 Interest expense          44,859     20,398    91,915    42,250

     Total expenses       365,711    303,521 1,109,996 1,001,193

Loss from operations      (52,134)   (93,706) (312,262) (172,910)

Other income                4,153      3,783    10,938    18,915

Loss before provision
 for income taxes         (47,981)   (89,923) (301,324) (153,995)

Provision for
income taxes                  -0-        -0-       -0-       -0-

Net loss                  (47,981)   (89,923) (301,324) (153,995)

LOSS PER COMMON SHARE,
 Basic                    $ (0.04)   $ (0.07)  $ (0.23)  $ (0.12)
 Diluted                  $ (0.04)   $ (0.07)  $ (0.23)  $ (0.12)

WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING,
 Basic                   1,316,989 1,315,293  1,316,989 1,315,293
 Diluted                 1,316,989 1,315,293  1,316,989 1,315,293


   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________
                        For the Three Months|For the Nine Months
                        __Ended  Sept 30,___|__Ended Sept 30,___
                        ___2000__  __1999___|__2000__   __1999__

Cash flows from operating activities:
 Net loss              $ (47,981) $(89,923) $(301,324) $(153,995)
 Adjustments to reconcile
  net loss to net cash
  provided by/(used in)
  operating activities:
 Depreciation
  and amortization         3,010     1,919      9,276      5,535

Changes in assets & liabilities:
 Mortgage loans
  held for sale         (912,590)       -0- (2,849,590)      -0-
 Mortgage loans
  receivable                 -0-   (230,400)   242,273   727,874
 Prepaid expenses &
  other current assets   (28,267)    44,696    (75,068)  (19,511)
 Land development costs  (66,234)   (42,276)    57,046  (177,648)
 Warehouse finance
  facility               864,640     171,904 2,734,898  (631,053)
 Deferred Income          (1,087)     (5,545)  (3,175)   (51,973)
 Accounts payable
  and accrued expenses   (67,148)     (7,142) (36,701)    37,865
 Net cash provided by/
  (used in) operating
  activities            (255,657)   (156,767)(222,365)  (262,906)

Cash flows from investing activities:
 Purchases of fixed assets(2,468)     (1,473)  (4,337)   (21,427)
 Lot deposits             69,160       2,000   69,160      2,000
 Proceeds from notes
  receivable                 -0-         -0-   24,500     43,999
 Net cash provided
  by/(used in)
  investing activities    66,692         527   89,323     24,572

Cash flows from financing activities:
 Payments of loans payable   -0-     (12,045)     -0-    (31,364)

Net increase/(decrease) in
 cash & cash equivalents  (188,965) (168,285)(133,042)  (269,698)

Cash and cash equivalents
 at beginning of period    396,829   506,672  340,906    608,085

Cash and cash equivalents
 at end of period          207,864   338,387  207,864    338,387

Supplemental Disclosure of
 Cash Flow Information:
Cash paid during the
 period for interest      $ 44,859  $ 20,398 $ 91,916   $ 42,250

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. The consolidated financial statements of the Company include the operations of both wholly-owned subsidiaries, Capital Financial Corp. and American Asset Development Corporation. The Company's operations consist of specialized and mortgage banking services and real estate development. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1999 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of the full year.

2.  NET LOSS PER SHARE

     Basic EPS and Diluted EPS for the nine months ended September 30, 2000 and 1999 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options have been excluded from the computation of Diluted EPS as they are antidilutive.


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

                            CFC      AADC     Parent      Total
September 30, 2000
Revenues               $  651,810  $145,924   $        $ 797,734
Segment Profit (Loss)    (182,513)    (790)   (118,021) (301,324)
Net identifiable assets 3,364,005   739,330    22,078  4,125,413


                            CFC      AADC     Parent      Total
September 30, 1999
Revenues               $  828,283  $        $          $ 828,283
Segment Profit (Loss)      15,908   (2,314) (167,589)   (153,995)
Net identifiable assets 1,429,286   802,703   34,121   2,266,110

Item 2.
     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION
_________________________________________________________________
RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1999.

     Total revenues for the three months ended September 30, 2000 and 1999 were $313,577 and $209,815 respectively. The increase in revenues during the 2000 period was the result of an increase in mortgage closings of $23,037 or approximately 13.9% and an increase in mortgage interest income of $84,440 or approximately 235.4%. This was partially offset by a decrease in application and commitment fees of $3,715; all of which were generated by Capital Financial Corp., ("Capital") the Company's wholly-owned mortgage banking subsidiary. The increase in mortgage origination fee revenue was due to an increase in the amount of net revenue per dollar amount of loans closed during the three month period ended September 30, 2000 as compared to the comparable 1999 period. The increase in mortgage interest income during the period was primarily due to the difference the Company paid to its warehouse lender as compared to the amount of interest the Company received on second mortgages it owned while being warehoused awaiting sale to institutional and other investors and to a lesser extent due to a small increase in the number of new construction loans in progress being serviced by the Company as compared to the number being serviced during the comparable 1999 period.

     During the three month period ending September 30, 2000 increased interest rates continued to sharply reduce the number of refinance applications the Company received, as well as a reduction in real estate sales in the Company's service area primarily due to a reduction in the available supply of homes for sale. In addition, during the 2000 period the Company decided to primarily refocus its sources of applications by expanding its wholesale business and to lessen its dependence on its retail sale personnel which have not been economically viable sources of originations for the Company in the past. To that end, during the nine month period ended September 30, 2000, the Company added two wholesale executives to represent the Company in the wholesale market place. These individuals have demonstrated the ability and experience the Company believes necessary to attract new sources of mortgage originations, although there can be no assurance that the Company will be successful in its endeavor.

     During the three month period ended September 30,2000, the Company received 110 mortgage loan applications for processing from borrowers seeking loans aggregating approximately $19,107,159 as compared to 55 applications in an aggregate amount of approximately $10,362,810 in the comparable 1999 period. Of the loans originated during the three months ended September 30, 2000, 10 loans of 9% of the total, were refinance applications and 84 loan applications or 76.3% were purchase loans, compared to 55 loans in the comparable 1999 period of the 13 or 23.6% of the total were refinances and 42 or 76.3% of the total were purchase loans. During the three month period ended September 30, 2000, the Company received 16 second mortgage loan applications which totaled $687,200 as compared to none during the same period in 1999. The Company closed 53 loans aggregating approximately $9,748,985 compared to 59 loans closed aggregating approximately $11,125,376 in the comparable 1999 period.

     Total expenses for the three months ended September 30, 2000 increased to $365,711 from $303,521 in the comparable 1999 period. The increased total expenses in the 2000 quarter was primarily due to an increase of $5,634 in employee compensation and benefits, an increase of $69,813 in commissions and a $24,461 increase in interest expense. These were partially offset by a decrease in other expenses of $26,450 which reflected primarily decreases in appraisal and credit reporting fees and telephone and accounting fees. As a percentage of revenues, total expenses were 116.6% in the quarter ended September 2000 compared to 144.6% in the comparable 1999 period. The Company did not sell any land during the 2000 or the 1999 periods.

     As a result of the foregoing, the Company's net loss for the three months ended September 30, 2000 was $47,981 or $0.036 per share, compared to a net loss of $89,923 or $0.068 per share for the comparable 1999 period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS
ENDED SEPTEMBER 30, 1999.


     Total revenues for the nine months ended September 30, 2000 were $797,734 compared to $828,283 for the comparable 1999 period. The $30,549 decrease in revenue was primarily the result of a decrease of $219,745 in mortgage origination fee income and a decrease in application fee income of $29,273 which was offset in part by an increase in mortgage interest income of $72,545 and $145,924 in land sales during the 2000 period as compared to an absence of land sales recorded during the 1999 period. The decrease in mortgage origination fees and application fees was the result of higher mortgage interest rates which caused a reduced amount of mortgage applications and closings during the period. During the nine months ended September 30, 2000 the Company received 262 mortgage loan applications for processing from borrowers seeking loans aggregating approximately $49,654,143 compared to 216 loan application aggregating approximately $47,864,796 received in the comparable period in 1999. The Company closed 128 loans aggregating $24,143,950 in the nine months ended September 30, 2000, compared to 187 loans closed aggregating approximately $39,485,983 in the comparable 1999 period.

     Total expenses for the nine months ended September 30, 2000 increased to $1,109,996 from $1,001,193 in the comparable 1999 period, primarily as a result of an increase in land development costs of $146,972 as compared to an absence of land development costs during the same nine month period ended September 30, 1999. These costs are construction costs for the two houses the Company is building under contract to be sold. In addition, there was an increase of $55,258 in commissions paid during the period, and an increase of $49,665 in interest expense as compared with the same period in 1999. These increased expenses were partially offset by decreases in employee compensation and benefits of $46,559 and a reduction of $96,532 in other expenses which reflects primarily decreases in interest expense, appraisal and credit report fees, rent, telephone, legal and accounting. Total expenses expressed as a percentage of revenues, was approximately 139.1% during the nine month period ended September 30, 2000 and during the comparable 1999 period was 120.8%. The Company sold land during the nine months ended September 30, 2000 and as a result had cost of land sold expenses as compared to an absence of land sold expense during the nine month period ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had cash and cash equivalents of $207,864 compared to $340,906 at December 31, 1999, a decrease of $130,042 or 39.0%. The decrease was primarily attributable to cash used by the investment of approximately $225,000 in two single family homes which the Company anticipates it will sell to buyers in the forth quarter 2000 and the first quarter of 2001 respectively. Cash flows from operating activities for the nine months ended September 30, 2000 were provided by depreciation and collection of notes, commission advances and mortgage loans receivable and offset by the cash utilized primarily in the net loss from operations, accrued expenses and the increase in cash requirements to finance the increase in warehouse loans payable. Cash provided by investing activities was the net result of the receipt of additional lot deposits which was offset by an increase in land development costs.

     The decrease in mortgage applications and closings during the period ended September 30, 2000 compared to the period ended September 30, 1999 are having a negative effect on the Company's cash flow. The reduction in overall expenses has trailed the reduction in cash flow from operations in time and in money.

     There can be no assurance that the number of future loan closings and the price the Company receives for the remaining building lot owned will be sufficient to offset expenses of carrying costs.

     Loans in process have increased from 13 loans with an aggregate principal amount of approximately $2,999,581 as of December 31, 1999 to 96 loans aggregating approximately
$18,713,834 as of September 30, 2000.  As of November 7, 2000 the
Company has 66 loans in process aggregating approximately
$13,524,971.

     During the period ended September 30, 2000, the Company continued marketing its services to the public through its Internet presence using its website home page on a major website belonging to a national provider of mortgage loans and other financial statistics. The Company's website provides the public with its lending programs and interest rates on a daily basis, in addition to the rates of other lenders that the Company competes with. During the three month period ended September 30, 2000 the Company has received numerous inquiries which have resulted in mortgage loan applications from persons seeking mortgage financing.

     The Company utilizes two $5,000,000 warehouse lines of credit, which together total $10,000,000 for its daily mortgage loan funding operations and whenever possible the Company employs its available cash to fund mortgage loans which generates mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit lines. These warehouse lines are maintained with mortgage warehouse lenders which enable the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At September 30, 2000 the Company had borrowed $2,968,922 from its warehouse lines of credit representing approximately $3,089,590 in closed loans ready for sale, of which two loans were new construction loans aggregating approximately $485,000. The construction loans will remain in the warehouse until such time that all construction work is completed, the balance of approximately $144,000 in disbursements are made and the loans are sold to an institutional investor.

     In September 1998, the Board of Directors authorized the Company to build up to two, at any one time, single family homes on the lots owned by the Company, on speculation and offer them for sale to prospective buyers. The Company believes that construction costs for each home to be built will be approximately $225,000 and it will afford it a better opportunity to obtain a profit from the transaction then if it sold an undeveloped lot. Although there can be no assurance that the Company will be successful in this undertaking, the Company has retained an on-site construction manager who is a non-affiliate of the Company, to assist the Company in this construction project.

     On March 3, 2000 the Company entered into a contract to sell one of its building lots and construct a single family residence for approximately $481,600. Construction commenced during May 2000. The terms of the contract provide for a $1,000 deposit which is currently being held in escrow by the buyer's realtor and the balance of approximately $47,160 is to be paid within 10 days of contract approval. A deposit in the amount of $48,160 was released to the Company during April 2000 upon mortgage approval and the Company's President has personally guaranteed the deposit in the event of default by the Company. The buyers have received a mortgage commitment through a non-affiliate of the Company. The contract further provides for an additional buyer's deposit of approximately $73,400 to be paid at the time of closing when title to the residence is transferred to the buyers from the Company and the remainder of the purchase price is to be paid to the Company with the proceeds of a mortgage loan. The Company anticipates that the title will be transferred to the buyers during the first quarter of 2001.

     In July 2000, the Board of Directors voted on and authorized a moderate increase in salary for the President and implemented an incentive bonus plan for the President based on profitability which will be reviewed and paid quarterly when earned.

     On July 13, 2000 the Company entered into a contract to sell a building lot which contains a house the Company built on speculation. During August, 2000 the contract was approved after attorney review. The terms of the contract provide for a $21,000 deposit currently being held in escrow by the buyer's realtor. The balance of the buyer's deposit of approximately $23,590 is to be paid upon transfer of title which the Company estimates will be in December 2000. As of November 7, 2000 the buyer has been approved for a mortgage loan made through a non-affiliate of the Company. The balance of the purchase price, aggregating approximately $383,300 is to be paid to the Company with the proceeds of a mortgage loan.

     As of November 2000 the Company owns 2 improved and 1 unimproved building lots in its Hunterdon County, New Jersey real estate development; one of which, as of March 2000, is under contract to build a house and transfer title to the buyer and one lot containing a house the Company built on speculation is under contract as of July 2000.

    On August 9, 2000 the Company was notified by U.S.
Department of Housing and Urban Development ("HUD") that its approval with the agency as a non-supervised lender was upgraded to what is commonly referred to as Full Eagle status. This approval allows the Company to act in the capacity of a mortgage banker rather than a mortgage broker to underwrite and close loans in its own name and HUD will insure these loans without prior approval from the Company's sponsoring investors, as previously required. This approval also allows the Company to expand its wholesale product line to include third party origination of FHA loans through this new delegated underwriting privilege. Additionally, this approval allows the Company to be potentially more competitive in the market place with these types of loans.

     During June of 1999 the Company became licensed as a mortgage banker in the State of Connecticut. In September 2000 the Company decided not to renew this mortgage banking license as it was not cost effective to do so. Accordingly, since September 30, 2000 the Company is only licensed as a mortgage banker for first and second mortgages in the State of New Jersey.

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

       (b) No reports on Form 8-K where filed during the quarter ended September 30, 2000.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AMERICAN ASSET MANAGEMENT CORPORATION
                                       (Registrant)


Date:  November 15, 2000     By:_s/Richard G. Gagliardi_____
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)