Form 10KSB
period 2000-12-31
AMERICAN ASSET MANAGEMENT CORP
filed 2001-04-12
CIK 852015

[DESCRIPTION]    COVER
              Securities and Exchange Commission
                    Washington, D.C.  20549
                           FORM 10 KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000
                                -OR-
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

For the year ended December 31, 2000, the issuer's revenues were
$1,552,814
As of March 27, 2001 the aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $196,456.

As of March 27, 2001 the issuer has 1,316,989 shares of its no par value Common Stock issued and outstanding.

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

     Capital originates mortgage loans through direct solicitation of borrowers by its own sales force, through media advertising in its service area and through referrals from mortgage bankers, credit unions, real estate brokers, accountants and attorneys. Borrowers submit loan applications which are processed by the Company's loan processors who conduct credit checks, arrange for the property to be appraised and submit fully processed loan application packages to potential investors for final approval and commitment. After an investor commits to purchase the loan, the Company either uses its own funds or its warehouse line of credit as discussed below, to fund and close the loan or has the loan funded by the investor. The loan documentation is then prepared and the loan is closed in Capital's name at which time it is simultaneously assigned to the investor. When Capital closes a loan with its own funds, or its warehouse line of credit, the loan is delivered to the investor after the closing for purchase.

     The Company generally sells its loans on a loan-by-loan basis to mortgage investors, primarily savings banks. The Company estimates that generally 85% of its loan applications close within 90 days from the date of application. During 2000, the Company sold 31, 27, 27, 22 and 21 of its 189 closed loans (22%, 15%, 15%, 15%, and 11% respectively of the total loans closed), to 5 of 24 investors, which included one savings bank, three mortgage bankers and two commercial banks. The Company believes that there are numerous other investors to which the Company could readily sell its loans if, for any reason, it was unable to sell its loans to the above investors. As of March 30, 2001, the Company has arrangements with approximately 30 investors to which the Company may sell its loans or refer applications to.

     In May 1995, the Company obtained a $5,000,000 warehouse line of credit from a mortgage warehouse lender which provides the Company with a facility to borrow funds secured by originated residential mortgage loans which will be temporarily warehoused and then sold. The warehouse line of credit is secured by the personal guarantees of the Company's President. The Company will borrow only against takeout commitments issued by qualified investors who have pre-approved the loans and committed to purchase the closed loan from the Company. By using the warehouse funds instead of "table funding" (using an investors funds), the Company has generally been able to receive more favorable pricing from its investors which the Company believes has made it more competitive in the market place. The warehouse line has also allowed the Company to sell loans to investors which do not table fund and only purchase closed loans from correspondents. As of March 24, 2000, the interest rate charged to the Company on borrowed warehouse funds outstanding was variable at 2% over the lending rate as quoted by the Wall Street Journal. In March 2001, the line was increased to $6,000,000 at 1 3/4% over the prime lending rate.

     During October 1999, the Company received a commitment from another warehouse credit line lender to provide the Company with an additional warehouse credit line in the amount of $5,000,000 at an interest rate which varies between 2 1/2% and 3 1/2% over the Prime 1 Commercial Paper Rate. The Company closed on this credit line during December 1999 but did not commence utilization of it until January 2000. The Company continued to utilize this credit line until December 2000, at which time the credit line expired. All closed loans that were in this warehouse were sold and delivered to investors during January 2001. The credit line was then closed.

     As a result of a general decrease in mortgage interest rates during 2000, the Company saw an increase in mortgage refinancings. This market which had been in a general decline since a three year peak in December 1994, continued to be less significant to the Company through 1998 at which time it began to revive. During the 1995 period, Capital first implemented other methods of securing purchase loan originations, including those discussed below which, to a certain extent, has lessened the Company's dependence on mortgage refinancings through December 31, 2000. As part of it's loan origination strategies the Company hires various sales personnel In November 1999 the Company hired a Vice President with approximately 7 years mortgage industry experience. He is responsible for secondary marketing, wholesale and Internet development and also assists management in the day-to-day operations of the Company.

     In October 1996, the Company entered into an agreement to offer its mortgage products on an electronic network system of thirty-one mortgage bankers which originated applications through a real estate broker branch office system located throughout New Jersey. The applications were forwarded to Capital for processing and closing. The Company compensated the network of originators with a commission based on closed loans originated by the network. The Company believes it was one of approximately twelve lenders which offered mortgage products through this system. In February 1997, the network was acquired by another network which operated in a similar manner to the original network. In July 1997, the Company became a lender on this new network. Both networks operated in a similar manner but continued as separate entities until July 1997 at which time a majority of the mortgage bankers from the acquired network were terminated. Since July 1997, the Company has continued to receive business from former mortgage network personnel of the original network. In August 1997, the Company entered into an agreement with a new network which was formed as an independent unit by former network mortgage banking originators. During 2000, the Company continued to receive mortgage loans from this new network. Throughout 2000 and to date the Company has focused its efforts in the wholesale area of mortgage origination rather than utilizing its own retail sales force of loan originators that in the past have not been cost effective for the Company.

     In January 2000, the Company estimated that it had two wholesale correspondents which provided the Company with loan originations on a regular basis. As of March 30, 2001, the Company estimates that it has approximately 30 such wholesale correspondents. There can be no assurance the Company will be successful in these relationships as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company.

     During the fiscal year ending December 31, 2000, the Company continued marketing its services to the public through the Internet using its website home page on a major website belonging to a national provider of mortgage loans and other financial statistics. The Company's website provides the public with its lending programs and interest rates on a daily basis, in addition to the rates of other lenders that the Company competes with. During the fiscal year ending December 31, 2000, the Company has received numerous inquiries which have resulted in mortgage loan applications from persons seeking mortgage financing.

     The Company continues to be encouraged with the results the Internet has provided as an additional source of mortgage applications. In addition, the Company has identified and is seeking to link its website with other national and regional websites that provide mortgage rate listings and information to potential customers.

     To date, the number of domestic mortgages originated over the Internet, relative to the total mortgage origination market is very small. In 2000, industry wide only 1.2% of total mortgage originations were generated via the Internet. However, according to certain mortgage banking industry sources, by the year 2005 the Internet could comprise 25% to 30% of total mortgage originations. The Company's marketing strategy is to supplement its current personal relationship based origination business with marketing conducted over the Internet. There can be no assurance that the Company will be successful in the future in using the Internet as a source of mortgage loan applications.

     During the first quarter of 1999, the Company applied for a license as a mortgage banker in the State of Connecticut and is considering applying for mortgage banking licenses in other states. The Company's license was approved by the State of Connecticut in June of 1999. In January 2000, the Company decided not to renew its license in the State of Connecticut as the Company determined that the amount of business derived from there was not cost effective for the Company. During June 1999, the Company made an application to license itself as a mortgage banker of second mortgages in the State of New Jersey. In July 1999, the license was approved. There can be no assurance that the Company will apply for or be granted licenses in any additional states.

     The Company utilizes one $6,000,000 warehouse line of credit for its daily mortgage loan funding operations. However, whenever possible the Company employs its available cash to fund mortgage loans since the use of available cash generates mortgage interest income, as well as saves interest costs and other fees associated with the Company utilizing its warehouse credit line. This warehouse line is maintained with a mortgage warehouse lender which enables the Company to borrow funds secured by residential mortgage loans that are temporarily accumulated or warehoused and then sold. At December 31, 2000, the Company had borrowed $3,690,458, which represented twenty closed loans ready for sale. These funds were borrowed from the Company two warehouse credit lines, one of which expired on December 31, 2000 and was closed.


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

     In May 1995, the Company agreed to sell an additional five and one half (5 1/2) acre building lot to the same individual it contracted to sell a lot to during March 1995, for the sum of $100,000. The Company received a nonrefundable deposit of $50,000. In December 1995, the Company received a letter from the individual requesting to void the contract for the 5 1/2 acre lot and to apply this deposit to the March 1995 contract for the 3 acre lot resulting in a total deposit on the 3 acre lot of $75,000. During January 1996, the Company consented to the request and title was transferred to the buyer in August 1998.
At this time the Company also provided the buyer with a $330,000 credit line secured by a five month first mortgage on the property and its improvements and the personal guarantee of the buyer. The mortgage matured in January 1999 and was extended by the Company until April 1999. During the third quarter of 1999 the mortgage became delinquent and the Company declared it in default. During January 2000, the Company filed a complaint in foreclosure and for possession against the borrower in relation to the outstanding mortgage receivable. The mortgage was settled and paid in full during February 2000 and all claims against the borrower were dismissed by the Company.

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

     In October 1996, the Company received approval of and accepted a commitment issued by a commercial bank for a construction mortgage financing line of credit in the amount of $550,000. In December 1996, the Company closed on the construction mortgage financing line of credit in the amount of $550,000. The loan provides a letter of credit in the amount of $111,583 which the Company assigned and deposited in escrow with municipal authorities during January 1997 to guarantee Franklin Township adequate funds to complete the balance of required site improvements on the Property if the Company fails to complete the required improvements. The mortgage loan further provided $430,417 which was used to refinance the mortgage loan which was on the property, funds to complete the balance of required site improvements and provided an interest reserve. The loan was due one year from the closing date, however, the bank at the request of the Company had extended the term through July 1998. The letter of credit was extended for four additional one year periods, first to December 1998, then 1999, 2000 and 2001.
During the fourth quarter 1998, the Company requested that the municipal authorities reduce the amount of the letter of credit because most of the improvements to the property had been completed by the Company. During March 1999, the Company received a resolution executed by municipal authorities granting the Company's request to reduce the letter of credit to $39,000. The mortgage loan had been secured by the personal guarantees of the Company's President and Executive Vice President.

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

     On March 3, 2000, the Company entered into a contract to sell one of its building lots and construct a single family residence for approximately $480,000. The contract was approved during April 2000. After the buyers finalized all architectural issues such as plans and specifications and the Company completed engineering and other required sitework, a building permit was issued during October 2000. The Company expects to complete the construction of the house during May 2001 and transfer title to the buyer shortly thereafter during the second quarter of 2001. The terms of the contract provide for a $1,000 initially held in escrow by the buyer's realtor and the balance of approximately $47,000 is to be paid within 10 days of contract approval. These deposits were released to the Company upon mortgage approval and the Company's President has personally guaranteed the deposit in the event of default by the Company of it's performance under the contract. The buyers have been approved for a mortgage through a non-affiliate of the Company. The contract further provides for an additional buyers deposit of approximately $73,400 be paid at the time of closing when title to the residence is transferred to the buyers from the Company and the remainder of the purchase price is to be paid to the Company with the proceeds of a mortgage loan.

     As of March 30, 2001, the Company owns 2 building lots in its Hunterdon County, New Jersey real estate development and has one contract of sale pending. In September 1998, the Board of Directors authorized the Company to build up to two, at any one time, single family, colonial style homes on the lots, on speculation and offer them for sale to prospective buyers. The Company believes that construction costs for each home to be built will be approximately $225,000 and it will afford it a better opportunity to obtain a profit from the transaction then if it sold an undeveloped lot. Although there can be no assurance that the Company will be successful in this undertaking, the Company has retained an on-site construction manager who is a non-affiliate of the Company, to assist the Company in this construction project. In December 1999 construction was completed on one house and the house was sold during November 2000.


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

EMPLOYEES

     As of March 24, 2001, the Company had 10 employees, of whom 3 were executives, 3 were employed in the processing of mortgage loans and other clerical positions and 4 were part time loan officers. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are satisfactory.

SEGMENT INFORMATION

     See Note 12 of Notes to Consolidated Financial Statements for certain information regarding the Company's operating segments.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices occupy approximately 700 square feet of a total area of approximately 2,800 square feet of office space it shares with Capital and Development that is located in Bernardsville, New Jersey. The 2,800 sq. ft. office is leased from an unaffiliated third party pursuant to a lease which expires in March 2002. The lease provides for a monthly rental of $5,484 through March 2002.

     As described in ITEM 1, "Business - American Asset
Development Corporation", as of March 30, 2001, the Company owns 1 unimproved building lot and 1 improved building lot within a subdivision consisting of approximately 7 acres of land in Franklin Township, Hunterdon County, New Jersey.

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

     On May 18, 1999, Rica submitted to the Company his resignation from the Company's Board of Directors.

     In May 2000, a complaint was filed against American Asset Development (AAD) in the Superior Court of New Jersey, Chancery Division, Hunterdon County, seeking specific performance of a real estate contract and unspecified damages resulting from AAD's alleged intentional delay in closing the contract. A mandatory non-binding arbitrator heard the complaint and filed in favor of AAD. However, the plaintiff filed a trial de novo and a new hearing is scheduled for May 2001. The Company is unable to predict the outcome of this litigation at this time.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year ended
December 31, 2000.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In January 2001, the Company extended the expiration date of the Company's Class B and Class C Common Stock Purchase
Warrants from January 29, 2001 until January 29, 2002.


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

                     2000 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock   1.00  0.75      1.25  0.5625   0.75  0.375  0.6875 0.3125

                     1999 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock  3.625   1.75     3.75   1.3125   1.50   0.9375 1.625  0.75

HOLDERS

     The number of record holders of the Company's Common Stock was approximately 125 as of March 30, 2001. The Company believes that, in addition, there are in excess of 300 beneficial owners of its Common Stock whose shares are held in "street name".

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1999

     Total revenues for the year ended December 31, 2000 were $1,552,814 compared to $1,072,189 for the year ended December 31, 1999, an increase of $480,625 or 44.8%. The increase is primarily attributable to an increase in revenues generated from land sales made by Development of $578,153 as compared to an absence of land sales during 1999 and to a lesser extent an increase of $119,685 or 58.7% in revenues generated by Capital from $203,655 in 1999 to $323,340 during 2000. These were partially offset by a decrease in application and commitment fee income of $41,012 from $111,680 to $70,668 or 36.8%, and a decrease of $176,201 or approximately 23.3% in mortgage origination fees from $756,854 during 1999 to $580,653 during the year ended December 31, 2000. The decrease in mortgage related originations and revenues was the result of a decreased amount of mortgage closings during the year as a result of the loss of sales and executive personnel while the Company focused on building its wholesale mortgage business. The increase in mortgage interest income was a direct result of the Company's adding second mortgages to its product line which carry higher rates of interest to the Company.

     For the year ended December 31, 2000, Capital closed 189 residential mortgage loans in the principal amount of approximately $35,728,544 compared to 234 loans in the principal amount of approximately $48,602,120 in the prior year, a decrease in number of 45 or approximately 19.3% and a decrease in amount of $12,873,576 or approximately 26.5%. At December 31, 2000, the Company had approximately 65 mortgage loan applications in process in the amount of approximately $15,594,832 compared to approximately 13 mortgage loan applications in process in the approximate amount of $2,999,581 at December 31, 1999, an increase in number of 52 or approximately 500% and an increase in dollar amount of approximately $12,595,251 or 419.9%. Of the 65 loans in process as of December 31, 2000, 59 loans in the approximate amount of $14,236,832, or 91.3% were from wholesale originations and 6 loans in the approximately amount of $1,358,000 or 8.7% were originated by the Company's retail part time sales personnel and from the Company's executive staff.

     Total operating expenses for the year ended December 31, 2000 were $1,976,284, an increase of $639,117 or 47.8% from the
$1,337,167 incurred in the prior year. The $639,117 increase in operating expenses was the result of an expense of $563,176 in land development costs in the current period from an absence of land development costs in the prior year. An increase in interest expense of $99,686 or approximately 151.9% to $165,311 from $65,625 in the prior year, an increase of $140,968 or approximately 46.7% in commissions to $442,677 from $301,709 in the prior year. These increased costs were partially offset by decreases in other expenses of $147,471 or 27.1% to $396,693 from $544,164 in the prior year. The increased expenses were primarily attributable to land development costs in the current period as compared to an absence of land development costs in the prior period and to a lesser extent increases in commissions and interest expense. Expressed as a percentage of revenues, operating expenses increased to approximately 47.7% in 2000 from 41.3% in 1999, reflecting expenses increasing at a greater rate than the 44.8% increase in revenues.

     Due to the foregoing, the Company incurred a loss from operations of $423,470, or a $0.32 loss per share basic and diluted, for the year ended December 31, 2000.

     The Company had a deferred tax asset at December 31, 2000, arising from net operating loss ("NOL") carry forwards of approximately $2,700,000. The NOL carryforwards expire between 2001 and 2012. A valuation allowance has been recorded in the amount of $1,169,983 at December 31, 2000, due to the uncertainty of future utilization of the Company's NOL carry forwards.

     No provision for income taxes was made in 2000 due to the net operating loss and in 1999 due to the utilization of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

     Throughout 2000 the Company continued to take actions that it believes are necessary to improve future operating results. Such actions included, but were not limited to, recruiting a wholesale account executive to its marketing staff to seek additional outside sources of mortgage loans from wholesale accounts such as other mortgage bankers and brokers. During the fourth quarter of 2000 the Company allowed one of its two $5,000,000 warehouse credit lines to expire and renewed the other credit line for a one year period to December 2001 at $4,000,000. This warehouse credit line was subsequently increased to $6,000,000 during March 2001 as the Company's mortgage closings have increased to require a greater credit line available to fund its monthly mortgage closing obligations.

     The Company's capital resources during the year ended December 31, 2000, have primarily been derived from revenues generated by its mortgage banking operations and to a lessor extent by land sales. The Company's cash position increased in 2000 primarily as a result of sales of real estate. On December 31, 1999 the Company had working capital of $397,163 compared to working capital of $461,155 on December 31, 2000.

    As of December 31, 2000, the Company had cash and cash equivalents of $371,012 compared to $340,906 at December 31, 1999, an increase of $30,106 or approximately 8.8%. The increase was primarily attributable to net cash provided by the sale of real estate of $352,278, which was partially offset by net cash used in operating activities of $423,470. There was no net cash used in financing activities, which was partially offset by net cash provided by investing activities of $2,619.

    Net cash used in operating activities was the result of a net loss of $423,470 and increases in mortgage loans held for sale of $3,522,229, prepaid expenses and other current assets of $30,735 and decreases in accounts payable of $47,113. These amounts were partially offset by increases in mortgage loans receivable of $218,273, depreciation and amortization of $10,527 and deferred income of $13,522.

    There was no net cash used in financing activities during the period ended December 31, 2000. These were partially offset by net cash of $2,619 provided by investing activities due to the net difference of $3,327 in purchases of fixed assets and proceeds from notes receivable of $5,946.

     During the fourth quarter of 2000, the Company had completed and sold for approximately $425,000 a single family home on one of the four unimproved building lots owned by the Company contained in it's Hunterdon County subdivision, which the Company built on speculation. As of December 31, 2000, the Company owns two building lots, one improved and one unimproved.

     On July 13, 2000 the Company entered into a contract to sell a building lot which contains a house the Company built on speculation. During August, 2000, the contract was approved after attorney review. The terms of the contract provided for a $21,000 deposit to be held in escrow by the buyer's realtor. The balance of the buyer's deposit of approximately $23,590 was paid upon transfer of title during November 2000. As of November 7, 2000 the buyer was approved for a mortgage loan made through a non-affiliate of the Company. The balance of the purchase price, aggregating approximately $383,300 was paid to the Company with the proceeds of a mortgage loan at the time of transfer of title.

     As of March 2001, the Company owns one improved and one unimproved building lots in its Hunterdon County, New Jersey real estate development; one of which , as of March 2000, is under contract to build a house and transfer title to the buyer which the Company expects during the second quarter of 2001.

     On August 9, 2000 the Company was notified by U.S. Department of Housing and Urban Development ("HUD") that is approval with the agency as a non-supervised lender was upgraded to what is commonly referred to as Full Eagle status. This approval allows the Company to act in the capacity of a mortgage banker rather than a mortgage broker to underwrite and close loans in its own name and HUD will insure these loans without prior approval from the Company's sponsoring investors, as previously required. This approval also allows the Company to expend its wholesale product line to include third party origination of FHA loans through this new delegated underwriting privilege. Additionally, this approval allows the Company to be potentially more competitive in the market place with these types of loans.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     On January 11, 2000 the Company dismissed its principal independent auditor, Grant Thornton, LLP, and on January 11, 2000 the Company engaged WithumSmith+Brown, as its principal independent auditor who reported on the financial statements of the Company for the years ended December 31, 1999 and 2000.


                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

The Company's executive officers and directors are as follows:

                                          POSITION WITH
      NAME                AGE              THE COMPANY
Richard G. Gagliardi      54          Chairman of the Board,
                                      President and Chief
                                      Executive Officer

Lynn K. Gagliardi         43          Executive Vice President,
                                      Secretary and Director

Bernard Gitlow            74          Director

Spence Killam             32          Director

Debra Lourie              45          Director

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

     SPENCE KILLAM has been a director of the Company since July 2000. He has been employed by Capital Financial Corp. as Vice President and Sales Manager since November 1999. Mr. Killam was the President of the Mortgage Finder from August 1997 to October 1999 and served as Sales Manager for Capital Finding, a licensed New Jersey Mortgage Banker from October 1992 to August 1997.

     DEBRA LOURIE has been a director of the Company since July 2000 and Secretary of Capital Financial Corp. since January 2001. She has been a Senior Processor/Underwriter for Capital Financial Corp since March 1996. Since 1973 Ms. Lourie has held numerous banking positions of increasing responsibility with several commercial and savings banks in New Jersey.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the periods presented the compensation paid by the Company and its subsidiaries for services rendered during the fiscal year ended December 31, 2000 to the Company's Chief Executive Officer (the "named executive"). No other executive officer of the Company received an annual salary, bonus or other compensation in excess of $100,000 for the fiscal year ended December 31, 2000.


                         SUMMARY COMPENSATION TABLE
                            ANNUAL COMPENSATION

   Name and Principal                          Other Annual
   Position               Year    Salary       Compensation
 Richard G. Gagliardi     2000   $100,000       $11,225(1)
 Chairman of the Board,   1999    100,000        11,107(1)
 President and Chief      1998    100,000         9,431(1)
 Executive Officer

(1) Represents the approximate reimbursement cost of an automobile leased and insured by Mr. Gagliardi for business purposes. Also includes a 2% contribution aggregating $2,000 during 2000 and 1999 in the Simple IRA retirement plan established in June 1998 by Capital for all employees. See "Compensation of Directors" for a description of certain shares of Common Stock received by Mr. Gagliardi in his capacity as a director of the Company.

     In July 2000, the Board of Directors voted on and authorized an incentive bonus plan for the President based on profitability. Provided Capital attains quarterly profits of $100,000 or more, the President will receive a quarterly bonus of 7.5% which will be reviewed and paid quarterly when earned.

     No options or stock appreciation rights were granted to or exercised by the named executive during the fiscal year ended December 31, 2000. In addition, the named executive did not own any options to purchase Common Stock of the Company or stock appreciation rights as of December 31, 2000.


COMPENSATION OF DIRECTORS

     During 2000 the Company accrued and paid director fees of $1,200 for Board of Director meeting attendance. Pursuant to the Company's 1992 Stock Option Plan (the "Plan"), directors are eligible to receive non-qualified options, and in addition, directors who are employees of the Company are also eligible to receive incentive options.

STOCK OPTION PLAN

     In July 1992, shareholders of the Company ratified the adoption by the Board of Directors of the Plan. The Plan authorizes the grant of incentive and non-qualified options to purchase up to 100,000 shares of the Company's Common Stock and is administered by the Board of Directors. Only employees of the Company are eligible to receive incentive stock options pursuant to the Plan. As of December 31, 2000, options to purchase 10,000 shares of the Company's Common Stock have been granted pursuant to the Plan and options to purchase 90,000 shares of the Company's Common Stock were available for grant under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information as of March 30, 2001 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) the named executive, (iii) each of the Company's directors and (iv) all directors and executive officers as a group:


                            AMOUNT AND NATURE      PERCENTAGE  OF
NAME AND ADDRESS  OF           BENEFICIAL            OUTSTANDING
BENEFICIAL OWNER             OWNERSHIP  (2)        SHARES  OWNED

Richard G. Gagliardi(1)       503,490 (3)              38.2%
Lynn K. Gagliardi              12,911 (4)                *
Bernard Gitlow                  9,177 (5)                *
Nathan Low                    179,000 (1)(6)           13.6%
Sunrise Foundation Trust       68,000 (1)(7)            5.1%
Brian Gonnelli                 68,000 (1)               5.1%
Spence Killam                  10,000                   *
Debra Lourie                        0                   0

All directors and executive
officers as a group (five persons) 533,882 (5)     40.6%

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

(6) According to a joint Schedule 13D filed with the Securities and Exchange Commission represents (i) 31,000 shares of Common Stock owned by Mr. Low (ii) 30,000 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Low (iii) 68,000 shares of Common Stock owned by the Sunrise Foundation Trust, of which Mr. Low is a trustee and (iv) 50,000 shares of Common Stock owned by the Nathan Low Individual Retirement Account f/b/o Low.

(7) According to a joint Schedule 13D filed with the Securities and Exchange Commission these shares are also beneficially owned by Nathan Low as reflected in footnote 7(iii) above.


ITEM 13.  FINANCIAL STATEMENTS, REPORTS ON FORM 8-K AND EXHIBITS

(a)(1)  FINANCIAL STATEMENTS
                                                        PAGE NO.

Report of Independent Certified Public Accountants         F-1

Consolidated Balance Sheets - December 31, 2000 and 1999   F-2
Consolidated Statements of Operations -
 for the years ended December 31, 2000 and 1999            F-3
Consolidated Statement of Changes In Stockholders'
 Equity - for the years ended December 31, 2000 and 1999   F-4
Consolidated Statements of Cash Flows - for the years
 ended December 31, 2000 and 1999                          F-5
Notes to Consolidated Financial Statements             F-6 - F-16


(b)  CURRENT REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2000.

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

<AUDIT-REPORT> REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
American Asset Management Corporation and Subsidiaries:

We have audited the consolidated balance sheets of American Asset Management Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Asset Management Corporation and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/WithumSmith+Brown
New Brunswick, New Jersey
March 14, 2001
                                 F-1

           AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2000 AND 1999

ASSETS:                                    2000          1999
Current Assets:
Cash and cash equivalents              $   371,012    $   340,906
Mortgage loans held for sale             3,762,229        240,000
Mortgage loans receivable                   24,000        242,273
Notes receivable, net                       28,946         34,892
Prepaid expenses and other current assets   52,721         21,986
     Total Current Assets                4,238,908        880,057

Land and Development Costs                 408,985        761,263
Property and Equipment, Net                 14,035         21,235

     TOTAL ASSETS                       $4,661,928     $1,662,555

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Warehouse finance facility             $ 3,690,458     $  234,024
Deferred income                             17,622          4,100
Accounts payable, accrued expenses and
other current liabilities                  133,665        180,778
     Total Current Liabilities           3,841,745        418,902

Commitments and Contingencies

Stockholders Equity:
Common stock, no par value;
10,000,000 shares authorized;
issued & outstanding 1,316,989 shares
in 2000 and 1999                         3,852,825     3,852,825
Additional paid-in capital                 231,207       231,207
Accumulated deficit                     (3,263,849)   (2,840,379)
Total Stockholders' Equity                 820,183     1,243,653

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                    $4,661,928    $1,662,555

The Notes to the Consolidated Financial Statements are an integral part of these statements.

                                F-2

           AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                           2000           1999
Revenues:
Mortgage origination fees             $   580,653    $   756,854
Land sales                                578,153             --
Application and commitment fees            70,668        111,680
Mortgage interest income                  323,340        203,655
     Total Revenues                     1,552,814      1,072,189

Expenses:
Employee compensation and benefits        408,424        425,669
Commissions                               442,677        301,709
Other expenses                            396,693        544,164
Land development costs                    563,179             --
Interest expense                          165,311         65,625
     Total Expenses                     1,976,284      1,337,167

Loss Before Provision for Income Taxes (  423,470)      (264,978)
Provision for Income Taxes                    --             --
Net Loss                               (  423,470)      (264,978)
Dividends on Preferred Stock                  --              --
Loss Available for Common Stockholders $ (423,470) $ (264,978) Net Loss Per Common Share:
     Basic                             $     (.32)    $     (.20)
     Diluted                           $     (.32)    $     (.20)

Weighted Average Number of Shares of Common
Stock Outstanding:
     Basic                              1,316,989      1,316,649
     Diluted                            1,316,989      1,316,649

The Notes to the Consolidated Financial Statements are an integral part of these statements.
                                   F-3

         AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                    Add'l
Common Stock       Preferred Stock  Paid-In  Accumulated
Shares   Amount    Shares  Amount   Capital  Deficit      Total
------- ---------- ------ -------- -------- ------------ --------
Balance, January 1, 1999
1,315,293 $3,845,825  --  $  --  $231,207 $(2,575,401) $1,501,631


Issuance of Common Stock for
Accrued Director's Fees
  1,696     7,000     --     --         --         --       7,000


Net Loss for the Year Ended 1999
    --        --      --       --       --   (264,978) (264,978)

Balance, December 31, 1999
1,316,989 3,852,825   --       --   231,207 (2,840,379) 1,243,653


Net Loss for the Year Ended 2000
     --         --    --       --       --    (423,470) (423,470)

Balance, December 31, 2000
1,316,989 $3,852,825  --   $   -- $231,207 $(3,263,849) $ 820,183

The Notes to the Consolidated Financial Statements are an integral part of these statements.
                                  F-4

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                           2000           1999
Cash Flows From Operating Activities:
 Net loss                              $ (423,470)    $ (264,978)
 Adjustments to reconcile net loss
 to net cash provided by (used in)
  operating activities:
  Depreciation and amortization            10,527          8,722
  Changes in operating assets
   and liabilities:
   Mortgage loans held for sale        (3,522,229)     1,515,009
   Mortgage loans receivable              218,273       (242,273)
   Prepaid expenses and
   other current assets                   (30,735)        64,962
   Land and development costs             352,278       (187,748)
   Warehouse finance facility           3,456,434     (1,129,212)
   Deferred income                         13,522        (51,760)
   Accounts payable & accrued expenses    (47,113)        45,239
   Net Cash Provided by (Used In)
   Operating Activities                    27,487       (242,039)

Cash Flows From Investing Activities:
 Purchases of fixed assets                 (3,327)       (21,706)
 Proceeds from notes receivable             5,946         27,930
Net Cash Provided By Investing Activities   2,619          6,224

Cash Flows From Financing Activities:
 Payments of loans payable                     --        (31,364)
Net Increase (Decrease) in Cash
 and Cash Equivalents                      30,106       (267,179)

Cash and Cash Equivalents,
 Beginning of Year                        340,906        608,085

Cash and Cash Equivalents,
 End of Year                           $  371,012     $  340,906

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for
  Interest                             $  165,311     $   65,625
  Income Taxes                         $      --      $      --

Supplemental Schedule of Non-Cash Investing
 and Financial Activities:
Issuance of common stock to
 reduce an accrued liability           $      --      $    7,000

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

The Company's origination revenues are derived from loan sales to various investors and interest revenue from the use of Company funds to fund loans. During 2000, the Company sold loans to 24 different investors, five of which individually accounted for 78% of total revenues. During 1999 two investors accounted for 35% of total revenues. The remaining investors purchased less than 10% each of the loans.

The Company receives all of its funds for mortgage banking activities from two mortgage warehouse lenders (see Note 6).

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

RETIREMENT PLAN
The Company has a voluntary Simple IRA plan for its employees.
Employer contributions to this plan included as a charge to operations were $4,532 and $9,554 for the years ended December
31, 2000 and 1999, respectively.

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

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies (Continued):

MORTGAGE LOANS HELD FOR SALE
Mortgage loans held for sale are reported at the lower of cost or market value which approximates fair value (see Note 2).
Management establishes a reserve allowance when needed, for potential losses on a loan-by-loan basis. No reserve was required for the mortgages held for sale at December 31, 2000 and 1999.

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

AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies (Continued):

EARNINGS PER COMMON SHARE
Earnings per common share are based on the weighted average number of common shares outstanding. In March 1999, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS No. 128"), "Earnings Per Share", which requires dual presentation of the basic and diluted earnings per share on the face of the statements of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders less Preferred Stock dividends by the weighted number of common shares outstanding. Basic and diluted loss per share for 2000 and 1999 are the same because the effect of outstanding stock options would be anti-dilutive.

RESERVE FOR BAD DEBTS
A reserve for bad debts has been provided for on all commission advances and notes receivable turned over for collection. The reserve was $67,195 at December 31, 2000 and 1999.

NEW ACCOUNTING STANDARDS
In March 1999, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." The SOP was effective for the Company beginning in fiscal 2000. The SOP requires the capitalization of certain costs to develop or obtain software for internal use and also requires that certain costs be expensed. The adoption of this SOP did not have a material impact on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. Subsequent to the issuance of SFAS 133, the FASB has received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS
133. These amendments include allowing foreign-currency denominated assets and liabilities to qualify for hedge accounting, permitting the offsetting of selected inter-entity foreign currency exposures that reduce the need for third party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The Company expects to adopt SFAS 133 and the corresponding amendments of SFAS 138 in the first quarter of 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's combined results of operations, financial position and cash flows.

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Fair Value of Financial Instruments:
The following disclosure of the estimated fair value of financial instruments as of December 31, 2000 and 1999 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or methodologies may have a material effect on the estimated fair value amounts.
                          2000                     1999
                  Carrying    Estimated     Carrying   Estimated
                   Amount     Fair Value     Amount    Fair Value
Assets
Mortgage loans
 held for sale  $3,762,229   $3,762,229    $  240,000  $  240,000
Mortgage loan
 receivable     $   24,000   $   24,000    $  242,273  $  242,273

Liabilities
Warehouse finance
 facility       $3,690,458   $3,690,458    $  234,024  $  234,024

The fair value estimates as of December 31, 2000 and 1999 are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimate of fair value may differ significantly from the amounts presented herein. The following describes the methods and assumptions used by the Company in estimating fair values:

  Mortgage loans held for sale and mortgage loan receivable: Fair value is estimated using the quoted market prices from investors and commitments to purchase loans on a non-servicing basis.

  Warehouse finance facility: Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Note 3 - Property and Equipment:
Property and equipment at December 31 consist of:
                                         2000           1999

Computer equipment                   $   71,466      $   68,139
Furniture and fixtures                   19,291          19,291
Office equipment                         44,075          44,075
Leasehold improvements                    2,240           2,240
                                        137,072         133,745
Less:  Accumulated
 depreciation and amortization          123,037         112,510

Property and Equipment, Net          $   14,035      $   21,235

Depreciation and amortization expense was $10,527 and $8,722 for the years ended December 31, 2000 and 1999, respectively.

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Land and Development Costs:
Land and development costs are comprised of an initial investment in capitalized loans of $675,000 to acquire the land, issuance of 148,000 shares of common stock in 1992 with a fair market value of $259,000 to acquire the minority interest and cumulative development costs incurred of $789,729 through December 31, 2000. During 2000 and 1999, $563,179 and $-0- of land and development costs were charged to expense, respectively, for the lots sold during the year. At December 31, 2000 and 1999, no allowance for net realizable value was established as revenues from the remaining land and development are anticipated to exceed related costs.

Note 5 - Accounts Payable, Accrued Expenses and Other Current
Liabilities:
Accounts payable, accrued expenses and other current liabilities consist of the following at December 31:
                                         2000            1999

Accounts payable                     $   21,125       $  108,806
Accrued development costs                45,200           23,000
Accrued expenses and
 other current liabilities               67,340           48,972
   Total                             $  133,665       $  180,778

Note 6 - Warehouse Lines of Credit:
On October 14, 1999, the Company entered into a warehouse line of credit of $4,000,000 with a financial institution which expires December 15, 2001. Funds from this line of credit are used for short-term financing of mortgage loans held for sale and mortgage loan receivable, and are secured by residential mortgage loans and a personal guarantee of the Company's President. The investor pays the line of credit at the time of the closing.
As of December 31, 2000, nine loans amounting to $1,967,909 had yet to be delivered to investors, resulting in a warehouse loan payable of $1,928,885. As of December 31, 1999, one loan amounting to $240,000 had yet to be delivered to investors, resulting in a warehouse loan payable of $234,024.

On March 3, 1995, the Company had entered into another warehouse line of credit of $5,000,000 with a financial institution. This line expired on December 31, 2000. As of December 31, 2000, eleven loans amounting to $1,794,320 had yet to be delivered to investors resulting in a warehouse loan payable of $1,761,573. As of December 31, 1999, there were no outstanding borrowings related to this line of credit.

Interest expense under the above lines of credit was $165,311 and $65,625 for the years ended December 31, 2000 and 1999, respectively.

Note 7 - Income Taxes:
The provision for income taxes consists of the following for the years ended December 31:
                                          2000            1999

     Current                            $    --         $    --
     Deferred                                --              --
     Benefit of net operating
      loss carryforwards                     --              --
          Total                         $    --         $    --

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Income Taxes (Continued):

Deferred income taxes are summarized as follows at December 31:

                                          2000           1999

   Deferred Income Tax Asset          $1,169,983     $1,018,056
   Valuation Allowance                (1,169,983)    (1,018,056)
   Net Deferred Income Tax Asset             --             --
   Deferred Income Tax Liability             --             --
   Net Deferred Income Tax Liability  $      --      $      --

The Company has net operating loss carryforwards available to offset future taxable income of approximately $2,700,000 at December 31, 2000, which expire in 2001 through 2012.

For the years ended December 31, 2000 and 1999, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was or has been recorded.

Note 8 - Stockholders' Equity:
The Company has outstanding Class B Warrants each of which entitles the holder to purchase .20941 share (adjusted) of Common Stock at an exercise price of $19.10 per whole share until January 29, 2001. The Company also has outstanding Class C Warrants each of which entitles the holder to purchase .20977 share (adjusted) of Common Stock at an exercise price of $21.45 per whole share until January 29, 2001.

The Company previously issued warrants to purchase up to 30,000 shares of the outstanding Common Stock of the Company at $4.00 per share in consideration for certain research and public relations services performed. These warrants are exercisable upon issuance and expire in March 2001.

The Company issued 1,696 shares of Common Stock during 1999, to satisfy an obligation for 1998 directors' fees payable of $7,000.


       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Related Parties:
Notes receivable includes a demand note from the Company's former Chief Financial Officer. The note accrues interest at 8% per annum and the outstanding principal balance was $20,446 as of December 31, 2000 and 1999, net of an allowance of $11,000 for uncollectibility.

Note 10 - Commitments and Contingent Liabilities:
OPERATING LEASES
The Company has entered into various operating lease agreements for office space and office equipment. The leases expire periodically through March 2002.

The future minimum rental commitments under noncancelable
operating leases are as follows:
        Year                                Amount

        2001                            $     65,100
        2002                                  16,450
        2003                                     --
        Total Minimum Lease Payments    $     81,550

Rental costs under operating leases included in other operating expenses amounted to $60,240 and $48,899 for the years ended
December 31, 2000 and 1999, respectively.

PENDING LITIGATION
In March 1993, an action seeking compensatory damages of $1,000,000 and punitive damages of $5,000,000 was commenced against the Company, the Company's President, and other companies. In the complaint, the plaintiffs, two individuals who collectively invested a total of $250,000 in the Company's 1989 private offering of common stock, claim fraud, unjust enrichment, conversion, breach of fiduciary duty and breach of contract. The Company's President and the Company moved to dismiss the complaint and by Order dated January 10, 1994 the court dismissed with prejudice the claims of unjust enrichment and conversion and dismissed the breach of contract claims with leave to amend. On February 25, 1994, the plaintiffs filed an amended complaint containing allegations similar to those in the original breach of contract allegations, which the Company again moved to dismiss. In August 1994 the Court reaffirmed its dismissal of the unjust enrichment and conversion claims, but allowed the breach of contract and fraud claims to proceed.

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

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Commitments and Contingent Liabilities:

Pending Litigation (Continued)
On March 25, 1999, the Company, its President, and the Company's wholly owned subsidiary (CFC) (the "Company Defendants") and one of the Company's former directors together with other individuals were named in an action filed in the Superior Court of New Jersey, Chancery Division by two New Jersey limited liability companies (the "LLCs"). The plaintiffs allege the Company's former director and other defendants other than the Company Defendants ("Other Defendants") misappropriated assets and opportunities of the LLCs for their own use, engaged in self-dealing with respect to the LLCs, breached the operating agreements of the LLCs and converted and embezzled assets and funds of the LLCs. The Company Defendants are alleged to have aided and abetted the Company's former director in converting the assets of the LLCs by accepting loans and payments from the LLCs and the Company's former director and repaying loans to the Company's former director in the form of cash and Company stock.

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

In April 1999, the Court granted a preliminary injunction, which among other things, enjoins the Company's Defendants from allowing the transfer of any Company stock held in the name of the Company's former director and Other Defendants and directs the Company Defendants to provide an accounting of all such stock. The Company, while denying any wrongdoing, did not oppose plaintiffs' application, as it did not adversely impact the Company. The Company denies any wrongdoing and believes that the claims are without merit and intends to defend the action vigorously. The case is in the discovery stage and the Company is unable to predict the outcome of this litigation at this time. However, it does not expect that the ultimate resolution to this matter will have a material effect on its results of operations and financial condition.

In May 2000, a complaint was filed against American Asset Development (AAD) in the Superior Court of New Jersey, Chancery Division, Hunterdon County, seeking specific performance of a real estate contract and unspecified damages resulting from AAD's alleged intentional delay in closing the contract. A mandatory non-binding arbitrator heard the complaint and filed in favor of AAD. However, the plaintiff filed a trial de novo and a new hearing is scheduled for May 2001. The Company is unable to predict the outcome of this litigation at this time.

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

During 1999, the Company granted 10,000 options with an exercise price of $2 per share. There were no options granted during 2000. A summary of the stock option plan activity for the years ended December 31, 2000 and 1999 is presented below:

                                     Options
                                   to Purchase          Options
                                    Shares at         to Purchase
                                   Price Range           Shares
                                  $1.25 - $1.50         at $2.00

Outstanding and exercisable
     at January 1, 1999:              67,000                --

Granted                                  --              10,000
Exercised                                --                 --
Expired                                  --                 --
Forfeited                            (47,000)               --
Outstanding and exercisable
     at December 31, 1999:            20,000             10,000

Granted                                  --              10,000
Exercised                                --                 --
Expired                              (20,000)               --
Forfeited                                --                 --

Outstanding and exercisable
     at December 31, 2000                --              10,000

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

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Stock Based Compensation (Continued):

Options outstanding and exercisable as of December 31, 2000 are summarized below:

                                            Weighted-Average
                                        Remaining
Range of                   Number      Contractual     Exercise
exercise prices          Outstanding   Life (Years)      Price

$2.00                       10,000         .83           $2.00

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

2000                     CFC       AADC      PARENT       TOTAL

Revenues            $  974,661   $ 578,153 $     --   $1,552,814
Interest income        323,340       --          --      323,340
Interest expense       165,311       --          --      165,311
Depreciation expense    10,036       --          491      10,527
Segment profit(loss)  (293,628)   14,774    (144,616)   (423,470)

Identifiable assets $5,875,797  $832,151  $2,494,150  $9,170,560
Elimination of
 intercompany
 receivable         (1,669,499) (387,314) (2,451,819) (4,508,632)
Net identifiable
 assets             $4,206,298 $ 444,837  $   10,793  $4,661,928

       AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Segment Reporting (Continued):

1999                     CFC       AADC      PARENT       TOTAL

Revenues            $  868,534   $    --   $     --   $  868,534
Interest income        203,655        --         --      203,655
Interest expense        65,625        --         --       65,625
Depreciation expense     8,317        --         405       8,722
Segment profit(loss)   (14,036)   (22,794)  (228,148)   (264,978)

Identifiable assets $2,359,169   $799,893 $2,464,150  $5,653,212
Elimination of
 intercompany
 receivable         (1,479,308)    (3,626)(2,507,723) (3,990,657)
Net identifiable
 assets             $  879,861   $796,267 $  (13,573) $1,662,555

Note 13 - Subsequent Events:
In January 2001, the Company extended the expiration date of the Company's Class B and Class C Common Stock Purchase Warrants from
January 29, 2001 until January 29, 2002.

In March 2001, the Company requested, and was granted, an increase of $2,000,000 on its existing warehouse credit line, thereby increasing their borrowing limit to $6,000,000.

</AUDIT-REPORT>

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERICAN ASSET MANAGEMENT CORPORATION
                                       (Registrant)



                                 /S/_Richard G. Gagliardi________
                 04/12/00               Richard G. Gagliardi
                  Date                       President
                                            (Signature)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





                                 /S/_Richard G. Gagliardi________
                04/12/01                Richard G. Gagliardi
                  Date                  President
                                        (Principal Executive,
                                         Financial and Accounting
                                         Officer)
                                        (Signature)


                                 /S/_Lynn K. Gagliardi___________
                04/12/01                Lynn K. Gagliardi
                  Date                  Executive Vice President
                                       (Signature)


                04/12/01        /S/_Bernard Gitlow______________
                  Date                  Bernard Gitlow
                                        Director
                                        (Signature)


                04/12/01        /S/_Spence Killam_______________
                  Date                  Spence Killam
                                        Director
                                        (Signature)


                04/12/01        /S/_Debra Lourie________________
                  Date                  Debra Lourie
                                        Director
                                        (Signature)

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