Form 10QSB
period 2001-03-31
AMERICAN ASSET MANAGEMENT CORP
filed 2001-05-15
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  March 31, 2001

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2001 there were 1,316,989 shares outstanding of the issuer's no par value common stock.

Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                       March 31,     December 31,
                                      ___2001___     ____2000____
_____________ASSETS________________

Cash & cash equivalents              $  183,547       $  371,012
Mortgage loans held for sale          5,583,116        3,762,229
Mortgage loans receivable                24,000           24,000
Notes receivable                         28,946           28,946
Prepaid expenses &
  other current assets                  115,804           52,721

     Total Current Assets             5,935,413        4,238,908

Land Development Costs                  506,887          408,985
Property & Equipment, net of accumulated
 depreciation & amortization             10,901           14,035

     Total Assets                     6,453,201        4,661,928

__LIABILITIES AND STOCKHOLDERS' EQUITY__

Current Liabilities:
 Warehouse finance facility           5,471,718        3,690,458
  Deferred income                        29,776           17,622
  Accounts payable, accrued expenses
   and other current liabilities        251,852          133,665

    Total Current Liabilities         5,753,346        3,841,745

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
 Common stock, no par value;
 10,000,000 shares authorized;
 1,316,989 shares issued
 and outstanding
 at 3/31/01 & 12/31/00                3,852,825        3,852,825
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (3,384,177)      (3,263,849)

     Total Stockholders' Equity         699,855          820,183

     Total Liabilities and
      Stockholders' Equity            6,453,201        4,661,928

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________

                                          For the Three Months
                                      ______Ended March 31,______
                                      ____2001____   ____2000____

Revenues:
  Mortgage origination fees           $   179,930    $    98,602
  Land sales                                  -0-        145,924
  Application and commitment fees           3,300          3,340
  Mortgage interest income                 74,917         21,480

     Total revenues                       258,147        269,346


Expenses:
  Employee compensation & benefits         99,905         86,133
  Commissions                             132,127         49,494
  Other expenses                          105,276         89,051
  Land development costs                      -0-        146,971
  Interest expense                         43,668         16,501

     Total expenses                       380,976        388,150

Loss from operations                     (122,829)      (118,804)

Other income                                2,501          2,320

Loss before provisions for
  income taxes                           (120,328)      (116,484)

Provision for income taxes                    -0-            -0-

Net loss                                 (120,328)      (116,484)

LOSS PER COMMON SHARE,
 Basic                                $     (0.09)    $    (0.09)
 Diluted                                    (0.09)         (0.09)

WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING,
 Basic                                  1,316,989      1,316,989
 Diluted                                1,316,989      1,316,989


   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________

                                           For the Three Months
                                         ____Ended  March 31,____
                                         ____2001___  ____2000___

Cash flows from operating activities:

  Net loss                               $ (120,328)  $ (116,484)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation and amortization              3,134        3,133

  Changes in assets & liabilities:
    Mortgage loans held for sale         (1,820,887)    (736,600)
    Mortgage loans receivable                   -0-      242,273
    Prepaid expenses &
    other current assets                    (63,083)     (37,760)
    Land development costs                  (97,902)     144,945
    Warehouse finance facility            1,781,260      704,335
    Deferred income                         (12,154)      11,255
    Accounts payable & accrued expenses     118,187      (46,391)
    Net cash provided by/(used in)
     operating activities                  (187,465)     168,706

Cash flows from investing activities:
    Purchases of fixed assets                   -0-       (1,869)
    Proceeds from notes receivable              -0-       24,500
    Net cash provided by
     investing activities                       -0-       22,631

Net increase/(decrease) in
cash and cash equivalents                  (187,465)     191,337

Cash and cash equivalents
 at beginning of period                     371,012      340,906

Cash and cash equivalents
 at end of period                        $  183,547   $  532,243

Supplemental Disclosure of
 Cash Flow Information:
Cash paid during the
 period for interest                     $   43,668   $   16,501

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 2000 Annual Report on Form 10-KSB. Reference is made to the Company's annual financial statements for the year ended December 31, 2000, for a description of the accounting policies which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. The results of the three months ended March 31, 2001 are not necessarily indicative of the results of the full year.

2.  NET LOSS PER SHARE

     Basic EPS and Diluted EPS for the three months ended March 31, 2001 and 2000 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options have been excluded from the computation of Diluted EPS as they are antidilutive.


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

                            CFC      AADC     Parent      Total
March 31, 2001
Revenues                  258,147                        258,147
Segment Profit (Loss)     (79,203)    (203)   (40,922)  (120,328)
Net identifiable assets 5,892,333   547,017    13,851  6,453,201


                            CFC      AADC     Parent      Total
March 31, 2000
Revenues                  123,422   145,924              269,346
Segment Profit (Loss)     (94,455)    (617)  (21,412)   (116,484)
Net identifiable assets 1,548,807   648,181   18,282   2,215,270

Item 2.
     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION
_________________________________________________________________
RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to the Three Months
Ended March 31, 2000.

     Total revenues for the three months ended March 31, 2001 were $258,147 compared to $269,346 for the three months ended March 31, 2000, a decrease of $11,199 or approximately 4.2%.
The decrease was primarily attributable to the absence of land sales as compared to land sales of $145,924 during the comparable 2000 period. This decrease was offset by an increase in mortgage origination fees to $179,930 from $98,602 in the comparable 2000 period and an increase in mortgage interest income of $53,437 of Capital Financial Corp. ("Capital"), the Company's mortgage banking subsidiary. During the three months ended March 31, 2001 Capital received 237 mortgage applications aggregating a principal amount of $43,519,293 compared to 70 applications aggregating a principal amount of $12,638,054 during the comparable period ending March 31, 2000. The increase of 167 or approximately 238.5% in number of applications is an increase of $30,881,239 or approximately 244.3% in principal amount when compared to the three months ended March 31, 2000. The increase in applications was primarily a result of the Company increasing wholesale sources of mortgage originations during the period and to a lesser extent an increase in the number of refinance applications the Company received during the period. During the three months ended March 31, 2001, Capital closed 72 residential mortgage loans aggregating approximately $12,131,690 compared to 30 closed loans aggregating approximately $6,145,115 an increase in number of 42 or 140% and an increase in amount of $5,986,575 or 97.4% when compared to the three months ended March 31, 2000. At March 31, 2001, the Company had approximately 134 residential mortgage applications in process in the principal amount of $25,534,257 compared to 33 residential mortgage applications in process in the principal amount of $7,951,161 at March 31, 2000, an increase of 101 in number or approximately 306% and an increase of $17,583,096 in amount, or approximately 221.1%.

     Total expenses for the three months ended March 31, 2001, were $380,976, a decrease of $7,174 or approximately 1.8% from $388,150 in the comparable 2000 period. The decrease in expenses is due to the fact that there were no land development costs during the three months ended March 31, 2001 as compared to $146,971 of these costs during the same period of 2000. This was offset by a $13,772 increase, or approximately 16.0% in employee compensation and benefits to $99,905 from $86,133 in the same period of 2000, an increase of $82,633 in commissions or approximately 166.9% to $132,127 from $49,494 in the same period of 2000, and an increase of $27,167 or approximately 164.6% in interest expense to $43,668 from $16,501 in the same period of 2000. As a percentage of revenues, expenses were approximately 147.6% in the current period compared to 144.1% in the comparable 2000 period.

     As a result of the foregoing, the Company's net loss for the three months ended March 31, 2001 was $120,328 or $0.09 per common share, compared to a net loss of $116,484 or $0.09 per common share for the three months ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had cash and cash equivalents of $183,547 compared to $371,012 at December 31, 2000, a decrease of $187,465 or approximately 50.5%. This decrease is primarily attributable to cash used in operating activities of $187,465 which includes the net operating loss for the period of $120,328 and is partially offset by depreciation and amortization.

     The Company utilizes one $6,000,000 warehouse line of credit for its daily mortgage loan funding operations and whenever possible the Company employs its available cash to fund mortgage loans which generates mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit line. The warehouse line enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At March 31, 2001, the Company had borrowed $5,471,718 from its warehouse line of credit representing approximately $5,583,116 in closed loans ready for sale.

     During April 2001, the Company applied for an additional warehouse credit line from a commercial bank in the amount of $7,000,000. As of May 14, 2001, the application is pending.

     On March 3, 2000 the Company entered into a contract to sell one of its building lots and construct a single family residence for approximately $480,000. During April 2000, the contract was approved after attorney review and construction commenced during May 2000. The Company expects to complete the construction of the house during May 2001 and transfer title to the buyer shortly thereafter during the second quarter of 2001.

     As of March 31, 2001, the Company owns 2 building lots in its Hunterdon County, New Jersey real estate development and has one contract of sale pending which the Company estimates it will transfer title to the buyer during the second quarter of 2001.
In September 1998, the Board of Directors authorized the Company to build up to two, at any one time, single family colonial style homes on the lots, on speculation and offer them for sale to prospective buyers. The Company believes that construction costs for each home to be built will be approximately $225,000 and it will afford it a better opportunity to obtain a profit from the transaction then if it sold an undeveloped lot. Although there can be no assurance that the Company will be successful in this undertaking, the Company has retained an on-site construction manager who is a non-affiliate of the Company, to assist the Company in this construction project.

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



                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part 1 - Item 3 contained in the Company's 10-KSB for the year ended December 31, 2000 for further information relating to three pending actions commenced against, among others, the Company and its President described below.

     The first action was commenced in the Supreme Court of the State of New York, Queens County in March 1993, by two individuals who allege that misrepresentations were made or material information was omitted in connection with their investment in the Company's 1989 private offering of Common Stock.

    The second action, which commenced in March 1999 in the Chancery Division of the Superior Court of New Jersey, Union County, the plaintiffs allege that the Company aided and abetted a former director in converting the assets of two New Jersey limited liability companies (the "LLC's") by accepting loans and payments from the LLC's and the former director and repaying the loans to the former director in the form of cash and Company stock.

     In May 2000, a complaint was filed against American Asset Development Corp. (AAD) in the Superior Court of New Jersey, Chancery Division, Hunterdon County, seeking specific performance of a real estate contract and unspecified damages resulting from AAD's alleged intentional delay in closing the contract. A mandatory non-binding arbitrator heard the complaint and ruled in favor of AAD. However, the plaintiff filed a motion for a trial de novo and a new hearing is scheduled for May 2001. The Company is unable to predict the outcome of this litigation at this time.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits - None
     (b)  No Reports



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AMERICAN ASSET MANAGEMENT CORPORATION
                                        (Registrant)




Date:  May 14, 2001        By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)