Form 10QSB
period 2001-06-30
AMERICAN ASSET MANAGEMENT CORP
filed 2001-08-14
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  June 30, 2001

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


               APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2001 there were 1,316,989 shares outstanding of the issuer's no par value common stock.


Transitional Small Business Disclosure Format (check one):
YES___   NO_X_



                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                       June 30,     December 31,
                                      ___2001___     ____2000____
_____________ASSETS________________

Cash & cash equivalents              $  394,321       $  371,012
Mortgage loans held for sale          4,694,443        3,762,229
Mortgage loans receivable                   -0-           24,000
Notes receivable                         28,946           28,946
Prepaid expenses &
  other current assets                   86,027           52,721

     Total Current Assets             5,203,737        4,238,908

Land Development Costs                  186,025          408,985
Property & Equipment, net of accumulated
 depreciation & amortization              8,589           14,035

     Total Assets                     5,398,351        4,661,928

__LIABILITIES AND STOCKHOLDERS' EQUITY__

Current Liabilities:
 Warehouse finance facility           4,594,719        3,690,458
 Deferred income                         21,390           17,622
 Accounts payable, accrued expenses
   and other current liabilities        162,328          133,665

    Total Current Liabilities         4,778,437        3,841,745

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
 Common stock, no par value;
 10,000,000 shares authorized;
 1,316,989 shares issued
 and outstanding
 at 6/30/01 & 12/31/00                3,852,825        3,852,825
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (3,464,118)      (3,263,849)

     Total Stockholders' Equity         619,914          820,183

     Total Liabilities and
      Stockholders' Equity            5,398,351        4,661,928


   See accompanying Notes to Consolidated Financial Statements.

                                   -2-

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________
                         For the Three Months|For the Six Months
                         __Ended  June 30,___|__Ended June 30,___
                         ___2001__  __2000___|__2001__   __2000__

Revenues:
 Mtg origination fees   $ 321,650  $ 149,171  $ 501,580 $247,773
 Land sales               490,078        --     490,078  145,924
 Application &
  commitment fees           6,551      4,055      9,851    7,395
 Mtg interest income      122,345     61,585    197,262   83,065

     Total revenues       940,624    214,811  1,198,771  484,157


Expenses:
 Employee compensation
  & benefits              113,879    105,187   213,784   191,320
 Commissions              191,353    104,625   323,480   154,119
 Other expenses           172,183    115,768   277,459   204,819
 Land development costs   451,769        --    451,769   146,971
 Interest expense          92,881     30,555   136,549    47,056

     Total expenses     1,022,065    356,135 1,403,041   744,285

Loss from operations     ( 81,441)  (141,324) (204,270) (260,128)

Other income                1,500      4,465     4,001     6,785

Loss before provision
 for income taxes        ( 79,941)  (136,859) (200,269) (253,343)

Provision for
income taxes                  -0-        -0-       -0-       -0-

Net loss                  (79,941)  (136,859) (200,269) (253,343)

LOSS PER COMMON SHARE,
 Basic                    $ (0.06)   $ (0.10)  $ (0.15)  $ (0.19)
 Diluted                  $ (0.06)   $ (0.10)  $ (0.15)  $ (0.19)


WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING,

 Basic                   1,316,989 1,316,989  1,316,989 1,316,989
 Diluted                 1,316,989 1,316,989  1,316,989 1,316,989



   See accompanying Notes to Consolidated Financial Statements.

                                -3-
     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
________________________________________________________________________
                                                 For the Six Months
                                                   Ended  June 30,
                                             __2001__           __2000__
Cash flows from operating activities:
 Net loss                                   $(200,269)         $(253,343)
 Adjustments to reconcile
  net loss to net cash
  provided by/(used in)
  operating activities:
 Depreciation and amortization                  5,446              6,266

Changes in assets & liabilities:
 Mortgage loans held for sale                (932,214)        (1,937,000)
 Mortgage loans receivable                     24,000            242,273
 Prepaid expenses &
  other current assets                        (33,306)           (46,801)
 Land development costs                       222,960            123,280
 Warehouse finance facility                   904,261          1,870,258
 Deferred income                                3,768             (2,088)
 Accounts payable
  and accrued expenses                         28,663             30,447

 Net cash provided by/
  (used in) operating
  activities                                   23,309             33,292

Cash flows from investing activities:
 Purchases of fixed assets                        -0-             (1,869)
 Proceeds from notes
  receivable                                      -0-             24,500
 Net cash provided
  by/(used in)
  investing activities                            -0-             22,631

Net increase/(decrease) in
 cash & cash equivalents                       23,309             55,923

Cash and cash equivalents
 at beginning of period                       371,012            340,906

Cash and cash equivalents
 at end of period                             394,321            396,829

Supplemental Disclosure of
 Cash Flow Information:
Cash paid during the
Period for interest                        $ 136,549          $  47,056


See accompanying Notes to Consolidated Financial Statements.


                              -4-
      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany elimination's necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 2000 Annual Report on Form 10-KSB. Reference is made to the Company's annual financial statements for the year ended December 31, 2000, for a description of the accounting policies which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. The results of the six months ended June 30, 2001 are not necessarily indicative of the results of the full year.

2.  NET LOSS PER SHARE

     Basic EPS and Diluted EPS for the six and three month periods ended June 30, 2001 and 2000 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period.All outstanding warrants and options have been excluded from the computation of Diluted EPS as they are antidilutive.


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

                            CFC      AADC     Parent      Total
June 30, 2001
Revenues                  708,693   490,078            1,198,771
Segment Profit (Loss)    (114,776)   37,814  (123,307)  (200,269)
Net identifiable assets 5,162,504   216,384    19,463  5,398,351


                            CFC      AADC     Parent      Total
June 30, 2000
Revenues                  338,233  145,924               484,157
Segment Profit (Loss)    (174,908)    (789)  (77,646)   (253,343)
Net identifiable assets 2,591,370  686,019    30,440   3,307,829

                              -5-

Item 2.
     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION
     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained in this report on Form 10-QSB are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors, include, but are not limited to, those relating to competition, the ability to successfully market new mortgage products and services, the economic conditions in the markets served by the Company, the ability to hire and retain key personnel and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe", "anticipate", "expect", "intend" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 2000.

     Total revenues for the three months ended June 30, 2001 were $940,624 compared to $214,811 for the three months ended June 30, 2000, an increase of $725,813 or approximately 337.8%. The increase was primarily attributable to land sales made by American Asset Development Corporation ("AADC"), the Company's real estate development subsidiary, of $490,078 during the period ended June 30, 2001 as compared to an absence of land sales during the same period of 2000. To a lesser extent the increase was attributable to an increase in mortgage origination fees of $172,479, or approximately 115.6%, to $321,650 from $149,171 during the comparable 2000 period. Mortgage interest income increased by $60,760, or approximately 98.1% to $122,345 from $61,585 and application and commitment fee income increased by $2,496, or approximately 61.5%, to $6,551 from $4,055 during the comparable 2000 period. The increase in mortgage origination fees and application and commitment fees are attributable to the Company's increase in the number of wholesale correspondents the Company conducts business with, as well as mortgage applications received and closed during the period. The increase in mortgage interest income was a result of having a greater amount of closed mortgage loans in the Company's warehouse awaiting sale to investors as compared to the amount of closed mortgage loans owned awaiting sale during the comparable 2000 period by Capital Financial Corp. ("CFC"), the Company's mortgage banking subsidiary.

     The Company continued to see an increase in mortgage refinance
Applications due to a decrease in interest rates during the period. In addition, during the 2001 period the Company decided to continue focusing on its sources of mortgage applications by expanding its wholesale business and to lessen its dependence on its full time retail mortgage sales personnel which have not been economically viable sources of originations for the Company in the past. During the three month period ended June 30, 2001, the Company continued to expand its wholesale sources of business by primarily having an executive of

                                 -6-
its mortgage wholesale business represent the Company in the wholesale market place. During the three months ended June 30, 2001, CFC closed 72 residential mortgage loans in the principal amount of $12,131,690 compared to 45 loans closed in the principal amount of $8,249,850 in the three months ended
June 30, At June 30, 2001, the Company had approximately 138 residential mortgage applications in process in the principal amount of $27,843,861 compared to 50 residential mortgage applications in process in the principal amount of $10,571,180, at June 30, 2000.

     Total expenses for the three months ended June 30, 2001 were $1,022,065, an increase of $665,930 or approximately 186.9% from $356,135 in the comparable 2000 period primarily due to $451,769 of land development costs as compared to an absence of such costs during the comparable 2000 period, and to a lesser extent due to an increase of $86,728 in the Company's sales commissions which was primarily attributable to a greater amount of mortgage loan closings, an increase in interest expense of $62,326, due to increased utilization of the Company's warehouse line of credit by a greater amount of closed mortgage loans, an increase in employee compensation of $8,692 and an increase in other expenses of $56,415 primarily as a result of increased costs related to ongoing litigation which are expected to continue for the foreseeable future. As a percentage of revenues, expenses were approximately 108.7% in the current period compared to approximately 166% in the comparable 2000 period.

     As a result of the foregoing, the Company's net loss for the three months ended June 30, 2001 was $79,941 or $0.06 per common share, compared to a net loss of $136,859, or $0.10 per common share in the comparable 2000 period.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2000.

     Total revenues for the six months ended June 30, 2001 were $1,198,771 compared to $484,157 for the six months ended June 30, 2000, an increase of $714,614 or approximately 147%. The increase was attributable to an increase of $344,154 in land sales to $490,078 from $145,924 in the comparable 2000 period, an increase of $253,807 in mortgage origination fees to $501,580 from $247,773 in the comparable 2000 period, an increase of $114,197 in mortgage interest income to $197,262 from $83,065 in the comparable 2000 period and an increase in mortgage application and commitment fees of $2,456 to $9,851 from $7,395 in the comparable 2000 period. The increase in mortgage applications was a result of decreased mortgage interest rates during the period which sharply increased the number of refinance applications the Company received, as well as an increase in wholesale sources of mortgage loan applications in the Company's service area. Continuation of interest rates at the current or lower levels is expected to have a positive effect on the Company's business, although there can be no assurance that interest rates will decline or remain at present low levels. During the six months ended June 30, 2001, CFC closed 163 residential mortgage loans in the principal amount of $27,277,991 compared to 75 loans closed in the principal amount of $14,394,965 in the six months ended June 30, 2000.

     Total expenses for the six months ended June 30, 2001 were $1,403,041 an increase of $658,756 or approximately 88.5% from $744,285 in the comparable 2000 period due to an increase in land and development costs of $304,798 to 451,769 from $146,971 during the same period in 2000, an increase in interest expense of $89,493 to $136,549 from $47,056 during the same period in 2000, an increase in


                                   -7-
commission of $169,361 to $323,480 from $154,119 during the same period of 2000 due to a greater number of mortgage loan closings during the current period, and an increase in other expenses of $72,640 primarily due to increased costs of legal fees which are expected to continue for the foreseeable future. As a percentage of revenues, expenses were approximately 117.1% in the current period compared to 154% in the comparable 2000 period.

     As a result of the foregoing, the Company's net loss for the six months ended June 30, 2001 was $200,269 or $0.15 per common share, compared to a net loss of $253,343 or $0.19 per common share for the comparable 2000 period.

    The Company continued to utilize the Internet as an additional source of mortgage applications. During 2000, the Company updated its website by linking the Company's website to its home page on a national provider of financial statistics website utilizing an online mortgage application and streamlined internet mortgage approval process. In addition the Company has inked its website with other national and regional websites that provide mortgage rate listings and information to the public as additional potential sources of mortgage applications.

     To date, the number of domestic mortgages originated over the Internet, relative to the total mortgage origination market is very small. However, the Company believes that in the future the Internet could comprise a significant amount of total mortgage originations. The Company's marketing strategy is to supplement its current personal relationship based origination business with the Internet.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had cash and cash equivalents of $394,321 compared to $371,012 at December 31, 2000, an increase of $23,309. The increase is primarily attributable to cash provided by operating activities which include the proceeds of a lot/house sale during June 2001 in the amount of $490,078.

     The Company utilizes one $6,000,000 warehouse line of credit for its daily mortgage loan funding operations and whenever possible the Company employs its available cash to fund mortgage loans which generates mortgage interest income, as well as saving the Company additional interest costs associated with borrowing from its warehouse credit line. The warehouse credit line which is maintained with a mortgage warehouse lender enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At June 30, 2001 the Company had borrowed $4,594,719 from its warehouse lines of credit representing approximately $4,694,443 in closed loans ready for sale.

     During April 2001, the Company applied for an additional warehouse credit line from a commercial bank in the amount of $7,000,000. As of August, 2001, the application is pending.

     In March 2000, the Company entered into a contract to sell one of its building lots and construct a single family residence for approximately $480,000. During April 2000, the contract was approved after attorney review and construction commenced during May 2000. The Company completed construction the house during May 2001 and transferred title to the buyer during June of 2001.
                                     -8-


     As of August 2001, the Company owns 1 building lot in its Hunterdon
County, New Jersey real estate development and has no contracts of sale pending. In September 1998, the Board of Directors authorized the Company to build single family colonial style homes on the lots for speculation and offer them for sale to prospective buyers. The Company believes that construction costs for such a home to be built will be approximately $225,000 and it will afford it a better opportunity to obtain a profit from the transaction then if it sold an undeveloped lot. Although there can be no assurance that the Company will be successful in this undertaking, the Company has retained an on-site construction manager who is a non-affiliate of the Company, to assist the Company in this construction project. As of August 2001, the Company hasn't decided whether to build such a house on speculation on its remaining building lot.

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


                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part 1 - Item 3 contained in the Company's 10-KSB for the year ended December 31, 2000 for further information relating to two pending actions and one concluded action commenced against, among others, the Company and its President described below.

     The first action was commenced in the Supreme Court of the State of New York, Queens County in March 1993, by two individuals who allege that misrepresentations were made or material information was omitted in connection with their investment in the Company's 1989 private offering of Common Stock.

    In the second action, which commenced in March 1999 in the Chancery
Division of the Superior Court of New Jersey, Union County, the plaintiffs allege that the Company aided and abetted a former director in converting the assets of two New Jersey limited liability companies (the "LLC's") by accepting loans and payments from the LLC's and the former director and repaying the loans to the former director in the form of cash and Company stock.

     In May 2000, a complaint was filed against American Asset Development Corp. ("AAD") in the Superior Court of New Jersey, Chancery Division, Hunterdon County, seeking specific performance of a real estate contract and unspecified damages resulting from AAD's alleged intentional delay in closing the contract. A mandatory non-binding arbitrator heard the complaint and ruled in favor of AAD. However, the plaintiff filed a motion for a trial de novo and a new hearing was held during June 2001. In a two day trial in Hunterdon County, New Jersey, the court determined that plaintiff's contentions related to the contract were completely without merit and dismissed those claims at the conclusion of plaintiff's case. When the trial ended, the court found in favor of AAD and dismissed all of the plaintiff's remaining claims.


                                        -9-
Item 2.  Changes in Securities and Use of Proceeds

     During the quarter ended June 30, 2001, the Board authorized the issuance of an aggregate of 75,000 common stock purchase options at $0.40 per share to directors of the Company. The issuances were made pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1932.

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


                            AMERICAN ASSET MANAGEMENT CORPORATION
                                       (Registrant)


Date:  August 13, 2001     By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)
























                                       -10-