Form 10QSB
period 2001-09-30
AMERICAN ASSET MANAGEMENT CORP
filed 2001-11-19
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  September 30, 2001

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2001 there were 1,295,970 shares outstanding of the issuer's no par value common stock.

Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                       Sept 30,     December 31,
                                      ___2001___     ____2000____
_____________ASSETS________________

Cash & cash equivalents              $  263,749       $  371,012
Mortgage loans held for sale          1,870,257        3,762,229
Mortgage loans receivable                   -0-           24,000
Notes receivable, net                    28,946           28,946
Prepaid expenses &
  other current assets                   61,351           52,721

     Total Current Assets             2,224,303        4,238,908

Land Development Costs                  188,095          408,985
Property & Equipment, Net                 6,005           14,035

     Total Assets                     2,418,403        4,661,928

__LIABILITIES AND STOCKHOLDERS' EQUITY__

Current Liabilities:
 Warehouse finance facility           1,821,031        3,690,458
 Note payable, current                   20,136              -0-
 Deferred income                         22,436           17,622
 Accounts payable, accrued expenses
  and other current liabilities         107,142          133,665

    Total Current Liabilities         1,970,745        3,841,745

Note Payable, Net of
Current Maturities                       46,009              -0-

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
 Common stock, no par value;
 10,000,000 shares authorized;
 1,316,989 shares issued;
 1,316,989 shares outstanding at
12/31/00 & 1,295,970 shares
outstanding at 9/30/01                3,852,825        3,852,825
Additional paid-in capital              231,207          231,207
Accumulated deficit                  (3,611,238)      (3,263,849)
Treasury stock, at cost;
 21,019 shares                         (71,145)              -0-

     Total Stockholders' Equity         401,649          820,183

     Total Liabilities and
      Stockholders' Equity            2,418,403        4,661,928

   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________
                         For the Three Months|For the Nine Months
                         __Ended  Sept 30,___|__Ended Sept 30,___
                         ___2001__  __2000___|__2001__   __2000__

Revenues:
 Mtg origination fees   $ 234,518  $ 188,073  $ 736,098 $435,846
 Land sales                   -0-        -0-    490,078  145,924
 Application &
  commitment fees           6,920      5,190     16,771   12,585
 Mtg interest income      140,447    120,314    337,709  203,379

     Total Revenues       381,885    313,577  1,580,656  797,734


Expenses:
 Employee compensation
  & benefits              107,461     98,919   321,245   290,239
 Commissions              176,907    130,555   500,387   284,674
 Other expenses           153,083     91,378   430,542   296,197
 Land development costs       --         --    451,769   146,971
 Interest expense          92,750     44,859   229,299    91,915

     Total Expenses       530,201    365,711 1,933,242 1,109,996

Loss From Operations     (148,316)   (52,134) (352,586) (312,262)

Other Income                1,196      4,153     5,197    10,938

Loss Before Provision
 For Income Taxes        (147,120)   (47,981) (347,389) (301,324)

Provision For
Income Taxes                  -0-        -0-       -0-       -0-

Net loss                 (147,120)   (47,981) (347,389) (301,324)

LOSS PER COMMON SHARE,
 Basic                    $ (0.11)   $ (0.04)  $ (0.26)  $ (0.23)
 Diluted                  $ (0.11)   $ (0.04)  $ (0.26)  $ (0.23)

WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING,
 Basic                   1,310,060 1,316,989  1,314,671 1,316,989
 Diluted                 1,310,060 1,316,989  1,314,671 1,316,989


   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________
                                              For the Nine Months
                                                   Ended Sept 30,
                                               __2001__     __2000__

Cash flows from operating activities:
 Net loss                                    $ (347,389)  $ (301,324)
 Adjustments to reconcile
  net loss to net cash
  used in operating activities:
 Depreciation
  and amortization                                8,467        9,276

Changes in operating assets & liabilities:
 Mortgage loans
  held for sale                               1,891,972   (2,849,590)
 Mortgage loans
  receivable                                     24,000      242,273
 Prepaid expenses &
  other current assets                           (8,630)     (75,068)
 Land development costs                         220,890       57,046
 Warehouse finance
  facility                                   (1,869,427)   2,734,898
 Deferred Income                                  4,814       (3,175)
 Accounts payable
  and accrued expenses                          (26,523)     (36,701)
 Net cash used in operating
  activities                                   (101,826)    (222,365)

Cash flows from investing activities:
 Purchases of fixed assets                         (437)      (4,337)
 Lot deposits                                       -0-       69,160
 Proceeds from notes
  receivable                                        -0-       24,500
 Net cash (used in) provided by
  investing activities                             (437)      89,323

Cash flows from financing activities:
 Payments of note payable                        (5,000)         -0-

Net decrease in
 cash & cash equivalents                       (107,263)    (133,042)

Cash and cash equivalents
 at beginning of period                         371,012      340,906

Cash and cash equivalents
 at end of period                               263,749      207,864




   See accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and Subsidiaries (the
"Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. The consolidated financial statements of the Company include the operations of both wholly-owned subsidiaries, Capital Financial Corp. ("CFC") and American Asset Development Corporation ("AADC"). The Company's operations consist of specialized and mortgage banking services and real estate development. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 2000 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of the full year.

2.  NET LOSS PER SHARE

     Basic EPS and Diluted EPS for the three and nine months ended September 30, 2001 and 2000 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options have been excluded from the computation of Diluted
EPS as they are antidilutive.

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

                            CFC      AADC     Parent      Total
September 30, 2001
Revenues               $1,090,578  $490,078 $     -0-  $1,580,656
Segment Profit (Loss)    (196,497)   37,797  (188,689)   (347,389)
Net identifiable assets 2,186,094   219,148    13,161   2,418,403


                            CFC      AADC     Parent      Total
September 30, 2000
Revenues               $  651,810  $145,924   $    -0-  $ 797,734
Segment Profit (Loss)    (182,513)     (790)  (118,021)  (301,324)
Net identifiable assets 3,364,005   739,330     22,078  4,125,413

4. NOTE PAYABLE
     Note Payable consists of the following at September 30, 2001:
Note payable - interest imputed at 7.5
               percent per annum, quarterly
               payments of principal and
               interest of $5,000.  Final
               payment due September 2004                 $  66,145

               Less Current Maturities                       20,136

               Note Payable, Net of Current Maturities    $  46,009

5.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                 For the Nine Months Ended September 30,
                                             2001               2000
  Cash paid during the period for:
             Interest                     $229,299           $ 91,916

Disclosure of non-cash investing and finance activities:

Nine Month Period Ended September 30, 2001

  As a result of a litigation settlement 20,019 shares
  of Company Common Stock were repurchased and held
  in treasury, in exchange for the assumption of a
  note payable                                              $ 71,145




Item 2.
     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION
_________________________________________________________________
RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 2000.

     Total revenues for the three months ended September 30, 2001 and 2000 were $381,885 and $313,577, respectively. The increase in revenues during the 2001 period was the result of an increase in mortgage origination fees of $46,445 or approximately 24.6% and an increase in mortgage interest income of $20,133 or approximately 16.7%. In addition, there was an increase in application and commitment fee income of $1,730, or 33.3%; all of which were generated by Capital Financial Corp., ("CFC") the Company's wholly-owned mortgage banking subsidiary. The increase in mortgage origination fee and application and commitment fee revenue was due to an increase in the number of loans closed from 53 during the 2000 period to 65 loans closed during the three month period ended September 30, 2001. The increase in mortgage interest income during the period was primarily due to an increase in mortgages owned while being warehoused and awaiting sale to institutional and other investors.

     During the three month period ended September 30, 2001 decreasing interest rates caused a sharp increase in the number of refinance applications the Company received. In addition, during the 2001 period the Company continued its primary focus on its sources of loan applications through expanding its wholesale business and to lessen its dependence on its retail sales personnel which has not been an economically viable source of originations for the Company in the past. During the nine month period ended September 30, 2001, the Company added a wholesale executive with approximately 10 years of mortgage banking experience to represent the Company in the sub-prime credit wholesale marketplace. This individual has demonstrated the ability and experience the Company believes necessary to attract new sources of mortgage originations at potentially higher profit margins than the Company has been operating with in the past. However, there can be no assurance that the Company will be successful in this endeavor.

     During the three month period ended September 30, 2001 the Company received 110 mortgage loan applications for processing from borrowers seeking loans aggregating approximately
$21,250,750 as compared to 110 applications in an aggregate amount of approximately $19,107,159 in the comparable 2000 period. Of the loans originated during the three months ended September 30, 2001, 45 loans or approximately 41% of the total, were refinance applications and 65 loan applications or approximately 59% were purchase loans, compared to 94 loans in the comparable 2000 period of which 10 or approximately 9.1% of the total were refinances and 84 or approximately 76.3% of the total were purchase loans, which include second mortgages. During the three month period ended September 30, 2001, the Company received 7 second mortgage loan applications which totaled $173,900 as compared to 16 second mortgage loans which totaled $687,200 during the same period in 2000. The Company closed 65 loans in the 2001 period aggregating approximately $13,328,571 compared to 53 loans closed aggregating approximately $9,748,985 in the comparable 2000 period.

     Total expenses for the three months ended September 30, 2001 increased to $530,201 from $365,711 in the comparable 2000 period. The increased total expenses in the 2001 quarter was due to an increase of $8,542 or 8.6% in employee compensation and benefits, an increase of $46,352 or approximately 35.5% in commissions which was proportionally equal to the increase in mortgage loan closings and dollar amount, a $47,891 or approximately 106.7% increase in interest expense which was primarily due to a larger number of mortgage loans carried in the warehouse for longer periods of time due to the volume of loans investors were reviewing and purchasing, and an increase in other expenses of $61,705 or approximately 67.5% which includes increases in legal and accounting fees, appraisal and credit reporting fees and telephone expense. As a percentage of revenues, total expenses were approximately 138.8% in the quarter ended September 2001 compared to 116.6% in the comparable 2000 period. The Company did not sell any land during the 2001 or the 2000 periods.

     As a result of the foregoing, the Company's net loss for the three months ended September 30, 2001 was $147,120 or $0.11 per share, compared to a net loss of $47,981 or $0.04 per share for the comparable 2000 period.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS
ENDED SEPTEMBER 30, 2000.


     Total revenues for the nine months ended September 30, 2001 were $1,580,656 compared to $797,734 for the comparable 2000 period. The $782,922 increase in revenue was the result of an increase of $300,252 in mortgage origination fee income, an increase in application fee income of $4,186, an increase in mortgage interest income of $134,330 and an increase of $344,154 in land sales during the 2001 period. The increase in mortgage origination fees and application fees was the result of a greater amount of mortgage applications and closings during the period. During the nine months ended September 30, 2001, the Company received 438 mortgage loan applications for processing from borrowers seeking loans aggregating approximately
$82,838,050 compared to 262 loan applications aggregating approximately $49,654,143 received in the comparable period in 2000. The Company closed 228 loans aggregating $40,606,562 in the nine months ended September 30, 2001, compared to 128 loans closed aggregating approximately $24,143,950 in the comparable
2000 period.

     Total expenses for the nine months ended September 30, 2001 increased to $1,933,242 from $1,109,996 in the comparable
2000 period, as a result of an increase in land development costs of $304,798, an increase of $215,713 in commissions during the period which was proportionally equal to the increase in mortgage loan closings and dollar amount , an increase of $137,384 in interest expense which was primarily due to a larger number of mortgage loans carried in the warehouse for longer periods of time due to the volume of loans investors were reviewing and purchasing, an increase in employee compensation and benefits of $31,006 and an increase in other expenses of $134,345 as compared with the same period in 2000. Other expenses reflect primarily increases in legal fees due to litigation expenses and to a lessor extent an increase in accounting fees. Total expenses expressed as a percentage of revenues, was approximately 122.3% during the nine month period ended September 30, 2001 and 139.1% during the comparable 2000 period.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company had cash and cash equivalents of $263,749 compared to $371,012 at December 31, 2000, a decrease of $107,263 or 28.9%. The decrease was primarily attributable to cash used in operating activities.
Cash flows from operating activities for the nine months ended September 30, 2001 were provided by depreciation and amortization and a decrease in mortgage loans receivable, and offset by the cash utilized primarily in the net loss from operations and a reduction of accounts payable and accrued expenses.

     The increase in mortgage applications and closings during the period ended September 30, 2001 compared to the period ended September 30, 2000 are having a positive effect on the Company's cash flow, although the amounts were not sufficient to offset operating expenses. The increase in overall expenses has had a greater negative effect on the Company's cash flow than the positive effect of increases in mortgage closings.

     Loans in process have increased from 65 loans with an aggregate principal amount of approximately $15,594,832 as of December 31, 2000 to 85 loans aggregating approximately
$16,693,063 as of September 30, 2001. As of November 7, 2001 the Company had 95 loans in process aggregating approximately
$19,898,688, as compared to 66 loans in process aggregating approximately $13,524,971 as of November 7, 2000. In addition, as of November 7, 2001 the Company is reviewing a total of 17 mortgage loan requests from sub-prime borrowers that total approximately $2,457,335. There can be no assurance that any of these loan requests will result in closings for the Company.

     During the period ended September 30, 2001, the Company continued marketing its services to the public through its Internet presence using its website home page on a major website belonging to a national provider of mortgage loans and other financial statistics. The Company's website provides the public with its lending programs and interest rates on a daily basis, in addition to the rates of other lenders that the Company competes with. During the three month period ended September 30, 2001 the Company has received numerous inquiries from potential refinance borrowers which have resulted in mortgage loan applications from persons seeking mortgage financing.

     During July 2001, the Company authorized the purchase of up to ten percent (10%) of the outstanding common stock, no par value, of American Asset Management Corporation from time-to-time in the open market or through privately negotiated transactions.

     The Company utilizes one $6,000,000 warehouse line of credit for its daily mortgage loan funding operations and whenever possible the Company employs its available cash to fund mortgage loans which generates mortgage interest income, and saves interest costs and other fees associated with utilizing its warehouse credit line.
The warehouse line is maintained with a mortgage warehouse lender which enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At September 30, 2001 the Company had borrowed $1,821,031 from its warehouse line of credit representing approximately $1,870,257 in closed loans ready for sale.

     As of November 2001, the Company owns one (1) building lot in Hunterdon County, New Jersey and has no contracts of sale pending.
The Board of Directors had previously authorized the Company to build Single family colonial style homes on the lots for speculation and offer them for sale to prospective buyers. The Company has decided not to build such a house on speculation on its remaining building lot because of the weakening economy and the Company is marketing the lot as build to suit under contract only.

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

                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part 1 - Item 3 contained in the Company's 10-KSB for the year ended December 31, 2000 for further information relating to two pending actions commenced against, among others, the Company and its President described below.

     The first action was commenced in the Supreme Court of the State of New York, Queens County in March 1993, by two individuals who allege that misrepresentations were made or material information was omitted in connection with their investment in the Company's 1989 private offering of Common Stock. This action was settled during August 2001. The terms of the settlement provide for the Company to receive all 21,019 shares of common stock owned by the Plaintiffs, in exchange for payment by the Company of $80,000 in total, payable in equal quarterly payments without interest through September 2004.
As of September 30, 2001 the Company has paid $5,000 and is in full compliance with the settlement agreement.

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

Item 2.  Changes in Securities and Use of Proceeds

     During the quarter ended September 30, 2001, the Board authorized the issuance of an aggregate of 75,000 common stock purchase options at $0.40 per share to three (3) directors of the Company in equal
25,000 share amounts. The issuance's were made pursuant to the exemption from registration in Section 2(a)3 and 4(2) of the Securities Act of 1933.

     In August 2001, the Company purchased 21,019 shares of common stock, no par value, as part of a litigation settlement outlined in
Part II of this report.


Item 6. Exhibits and Reports on Form 8-K

       (a) No reports on Form 8-K where filed during the quarter ended September 30, 2001.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AMERICAN ASSET MANAGEMENT CORPORATION
                                       (Registrant)


Date:  November 16, 2001     By:_s/Richard G. Gagliardi_____
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)