Form 10KSB
period 2001-12-31
AMERICAN ASSET MANAGEMENT CORP
filed 2002-04-23
CIK 852015

Securities and Exchange Commission
                    Washington, D.C.  20549
                           FORM 10 KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001
                                -OR-
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from  ____________  to _____________

              Commission File Number:  0-19154

             AMERICAN ASSET MANAGEMENT CORPORATION
         (Name of small business issuer in its charter)

        NEW JERSEY                            22-2902677
(State or other jurisdiction of)(IRS Employer Identification No.)
 incorporation or organization)

  1280 ROUTE 46 WEST, PARSIPPANY, NEW JERSEY           07054
   (Address of principal executive offices)         (Zip  Code)

Issuer's telephone number, including area code:   (973) 299-8713

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

For the year ended December 31, 2001, the issuer's revenues were $1,963,740. As of March 27, 2002 the aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $460,433.

As of March 29, 2002 the issuer has 1,316,989 shares of its no par value Common Stock issued and 1,295,970 shares outstanding.

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


GENERAL

     American Asset Management Corporation (the "Company"), conducts its business through two wholly-owned subsidiaries, Capital Financial Corp.("Capital"), a licensed mortgage banking company in New Jersey and American Asset Development Corporation
("Development"), which is engaged in the development of residential real estate (the "Property") for sale in Hunterdon County New Jersey. Unless otherwise indicated, all references to the Company in this report Include the Company and its subsidiaries.

The Company was incorporated on July 1, 1988.

RECENT DEVELOPMENTS

     During December 2001, the Company commenced an offering of up to $600,000 of its 10% Series A, Cumulative Participating Preferred Stock. As of December 31, 2001, the Company had received and accepted one subscription in the amount of $150,000 from one of its directors. As of March 30, 2002 the Company had received and accepted two additional subscriptions aggregating $60,000 from non-affiliated accredited investors.

     On April 5, 2002 the Company moved its offices to Parsippany, NJ.

     In January 2002, the Company entered into an agreement with the principal of a non affiliated New Jersey Limited Liability Corporation ("LLC") to conduct its mortgage banking business. The Company has licensed the LLC's office, which is located in Flemington, New Jersey, as a branch office, with the New Jersey Department of Banking, as well as four independent contractor mortgage loan solicitors. For approximately one year prior to this agreement the Company had been receiving mortgage loan applications from the associate principal of the LLC. This office acts as a sales office only and engages in writing mortgage loan applications which are forwarded to the Company's main office for processing, underwriting and closing. The LLC is compensated by the Company based on a percentage basis when the loan closes. The LLC and its principal are responsible for all expenses attributable to this office including compensation of the loan solicitors.

BUSINESS - CAPITAL FINANCIAL CORP.

     The Company, through Capital, is primarily engaged in mortgage banking activities which involves the origination and sale of residential first mortgage loans collateralized by one to four family homes. The Company's service area is the State of New Jersey and to date, its revenues have primarily consisted of loan origination fees and interest received on mortgage loans. Capital acts either as a "banker" or as a "banker acting as a broker". When acting as a banker, Capital closes loans in its own name.
When acting as a broker, Capital does not make mortgage loans or close loans in its own name, but receives compensation at closing from the borrower for assisting in obtaining a mortgage from a third party investor (purchaser of the mortgage) and/or from the investor for referring the loan to such investor.

     Capital originates mortgage loans through direct solicitation of borrowers by its own sales force, through media advertising in its service area and through referrals from mortgage bankers, credit unions, real estate brokers, accountants and attorneys. Borrowers submit loan applications which are processed by the Company's loan processors who conduct credit checks, arrange for the property to be appraised and submit fully processed loan application packages to potential investors for final approval and commitment. After an investor commits to purchase the loan from Capital, the Company either uses its own funds, its warehouse line of credit as discussed below, to fund and close the loan or has the loan funded by the investor. The loan documentation is then prepared and the loan is closed in Capital's name at which time, if the loan has been funded by the investor the loan is simultaneously assigned to the investor. When Capital closes a loan using its own funds, or its warehouse line of credit, the loan is delivered to the investor after the loan is closed.

     The Company generally sells its loans on a loan-by-loan basis to mortgage investors, which are usually savings banks. The Company estimates that approximately 85% of its loan applications typically close within 90 days from the date of application. During 2001, the Company sold 170, 33, and 24 of its 284 closed loans to 3 of the total of 17 investors who purchased loans from Capital, which included one savings bank, a mortgage banker and one commercial bank. The Company believes that there are numerous other investors to which the Company could readily sell its loans if, for any reason, it was unable to sell its loans to the above investors. As of March 30, 2002, the Company had agreements with approximately 25 investors, to which the Company may sell its loans or refer applications to.

     The Company has a $6,000,000 warehouse line of credit from a mortgage warehouse lender which provides the Company with a facility to borrow funds secured by originated residential mortgage loans which will be temporarily warehoused and then sold. The warehouse line of credit, which expires on March 31, 2003, is secured by the personal guarantee of the Company's President. The Company will borrow only against takeout commitments issued by qualified investors who have pre-approved the loans and committed to purchase the closed loan from the Company. By using the warehouse funds instead of "table funding", (funding provided by the investor who purchases the loan from the Company), the Company has generally been able to receive more favorable pricing from its investors which the Company believes has made it more competitive in the market place. The warehouse line has also allowed the Company to sell loans to investors which do not table fund and only purchase closed loans from it's correspondents, i.e. Capital.

     The interest rate currently being charged to the Company on borrowed warehouse funds outstanding is variable at 1 3/4% over the prime lending rate as quoted by the Wall Street Journal. As of December 31, 2001, the Company had borrowed $3,411,888 under this line of credit.

     While the Company generally utilizes one $6,000,000 warehouse line of Credit for its daily mortgage loan funding operations, whenever possible the Company employs its available cash to fund mortgage loans. When the Company uses its available cash rather than the warehouse line to fund a loan it generates mortgage interest income, as well as saves interest costs and other fees associated with using the warehouse credit line.

     The Company previously had another available warehouse credit line in the amount of $5,000,000 until December 2000, at which time the credit line lender ceased it's operations. All closed loans that were funded using this warehouse were sold and delivered to investors during January 2001. The credit line was then closed.

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

     During 2001 the Company experienced an increase in mortgage refinancings as a result of a general decrease in mortgage interest rates during the year. However, as a result of actions taken by Capital since 1994 to implement other methods of securing purchase loan originations, including those discussed below which the Company, to a certain extent, has lessened its prior dependence on mortgage refinancings. Nevertheless, the Company believes that a significant increase in mortgage rates would adversely affect its ability to close both the number of first time loans and refinanced loans.

     As part of its efforts to expand its ability to obtain loan originations, the Company has hired a Vice President with approximately seven years mortgage industry experience. He is responsible for secondary marketing, wholesale and Internet development and assists management in the day-to-day operations of the Company, as-well-as serving on the board of directors of Management and Capital

     Since late 1996, the Company offered its mortgage products on an electronic network system of mortgage bankers which originated applications through a real estate broker branch office system located throughout New Jersey. The applications obtained through the network were forwarded to Capital for processing and closing. The Company compensated the network of originators with a commission based on closed loans originated by the network. Since 2000 the Company has primarily focused its efforts in the wholesale area of mortgage origination rather than utilizing its own retail sales force of loan originators that in the past have not been cost effective for the Company.

      As of March 30, 2002, the Company estimates that it has approximately
30 wholesale correspondents which provide the Company with loan originations on a regular basis compared to two wholesale correspondents in January 2000. In February 2002, the Company commenced negotiations with one of its wholesale correspondents to employ the key personnel of the correspondent as mortgage loan originators for the Company. If successful, the Company would also extend offers of employment to various persons now associated with these originators in processing and administrative positions. There can be no assurance that the Company will be successful in these negotiations and that if successful there is no assurance that these persons will add sufficient loan originations to the Company's business to have a favorable impact on the Company's overall business. There can be no assurance the Company will be successful in its relationships with wholesale correspondents and other loan originators as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company.

     During the fiscal year ending December 31, 2001, the Company continued marketing its services to the public through the Internet using its website home page linked to a major website belonging to a national provider of mortgage loans and other financial statistics. The national provider's website provides the public with the Company's lending programs and interest rates on a daily basis, in addition to the rates of other lenders that the Company competes with. As a result of its marketing through the Internet, the Company has received numerous inquiries which have resulted in mortgage loan applications and closings from persons seeking mortgage financing. The Company continues to be encouraged with the results its Internet marketing has provided as an additional source of mortgage applications.

     To date, the number of domestic mortgages originated over the Internet, relative to the total mortgage origination market is very small. In 2001, industry wide only a small percentage of total mortgage originations were generated via the Internet. However, according to certain mortgage banking industry sources, by the year 2005 the Internet could comprise 25% to 30% of total mortgage originations. The Company's marketing strategy is to supplement its current personal relationship based origination business with marketing conducted over the Internet. There can be no assurance that the Company will be successful in the future in using the Internet as a source of mortgage loan applications.

     During 2001 the Company updated its own website to give the website a fresh look. The Company's website provides potential customers with an on-line mortgage application and streamlined Internet mortgage approval process. In addition, the Company has identified and is seeking to link it's website with other national and regional websites that provide mortgage rate listings and information to potential customers.

BUSINESS - AMERICAN ASSET DEVELOPMENT CORPORATION

     Development, which was incorporated in New Jersey in 1992 has been involved in the development and sale of residential homes or lots located on property located in Hunterdon County, New Jersey.

     In connection with Developments activities in October 1996, the Company received approval of and in December 1996 closed a construction mortgage financing line of credit in the amount of $550,000. The loan also provides a letter of credit in the amount of $111,583 which the Company was required to assign and deposit in escrow with certain municipal authorities in connection with its development activities. The mortgage loan also provided Development with $430,417 which was used to refinance a mortgage loan on the property then owned by Development, funds to complete the balance of required site improvements of the property and provided an interest reserve. The letter of credit currently expires in December 2002. During March 1999, the Company was able to reduce the letter of credit requirement to $39,000. The mortgage loan is secured by the personal guarantees of the Company's President and Executive Vice President. As of December 31, 2001 the mortgage loan still exists on the property to further secure the letter of credit but has a zero balance.

     On March 3, 2000, the Company entered into a contract to sell one of its building lots and construct a single family residence for approximately $480,000. The contract was approved during April 2000. After the buyers finalized all architectural issues such as plans and specifications and the Company completed engineering and other required sitework, a building permit was issued during October 2000. The Company completed the house during May 2001 and transferred title to the buyer in June of 2001. The Company was paid in full for the balance of the purchase price by the buyer at the time of closing when title to the residence was transferred to the buyers from the Company.

     As of March 30, 2002, the Company owns 1 building lot in Hunterdon County. New Jersey, which is not under contract of sale. The Board of Directors authorized the Company to build up to two, at any one time, single family, colonial style homes on the lot, on speculation and offer them for sale to prospective buyers. At the present time the Company has decided not to build a house on speculation and is offering the final lot it owns for sale with a build to suit option. Although there can be no assurance that the Company will be successful in this undertaking, the Company has retained an on-site construction manager who is a non-affiliate of the Company, to assist the Company in the construction of the build to suit house on the lot when and if it obtains a buyer for the lot and house.

SEASONALITY

     The mortgage banking industry and the sale of new homes and building Lots is generally subject to seasonal trends which reflect the pattern of new Home construction and resales of existing homes. These sales typically peak During the spring and summer seasons and decline to lower levels in the late fall and winter seasons.

COMPETITION

     The market for mortgage based financing is highly competitive. The Company competes with numerous entities, primarily savings institutions, commercial banks, insurance companies and other mortgage bankers, many of which have more experience in mortgage based loans and have substantially greater financial and other resources than the Company. Competitive factors include the ability to offer competitive interest rates, various types of loan programs and services provided. With respect to its real estate activities, generally, and the development and sale of the Hunterdon County, New Jersey property, specifically, the Company competes with other real estate developments and sellers of individual homes.

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

EMPLOYEES

     As of March 30, 2002, the Company had 6 employees, of whom 3 were executives, 3 were employed in the processing of mortgage loans and other clerical positions. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices formerly occupied approximately 700 square feet of a total area of approximately 2,800 square feet of office space it shared with Capital and Development that was located in Bernardsville, New Jersey until April 5, 2002. The 2,800 sq. ft. office was leased from an unaffiliated third party pursuant to a lease which expired on March 31, 2002. The lease provided for a monthly rental of $5,017, $5,250 and $5,484 through March 2000, 2001 and 2002 respectively. On April 1, 2002 the Company entered into a new 30 month lease with a non-affiliate of the Company of an approximate 700 square foot office located in Parsippany, NJ. The terms of the new lease provide for monthly rent payments of $952 until October 1, 2002, and then $999.60 per month until October 1, 2003 when the rent increases to $1,049.58 per month. In addition, the Company is negotiating with a non-affiliated wholesale mortgage banking customer of the Company to occupy approximately 500 additional square feet of the non-affiliate's space which is located within the same building in Parsippany, New Jersey.

     As described in ITEM 1, "Business - American Asset Development Corporation", as of March 30, 2002, the Company owns 1 unimproved building lot within a subdivision consisting of approximately 3 acres of land in Franklin Township, Hunterdon County, New Jersey.

ITEM 3.  LEGAL PROCEEDINGS

     During August 2001 the Company and the plaintiff's settled the action commenced in March 1993 against the Company, its President, Richard G. Gagliardi, and the brokerage firms of G. K. Scott & Co., Inc. and L. C. Wegard & Co., Inc. in the Supreme Court of the State of New York, Queens County, by two individuals who invested in the Company's 1989 private offering of Common Stock.

     The settlement provides for the Company to receive all 21,019 shares of the Company's Common Stock owned by the Plaintiffs, in exchange for payment by the Company of $80,000 in total, payable in equal quarterly payments, without interest, through September 2004.

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

     On May 18, 1999, Rica submitted to the Company his resignation from the Company's Board of Directors.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year ended December 31, 2001.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In January 2002, the Company's Class B and Class C Common Stock Purchase Warrants expired.


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

                     2001 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock  0.375   0.3125   0.375   0.37     0.40   0.15   0.50  0.30

                     2000 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock   1.00  0.75      1.25  0.5625   0.75  0.375  0.6875 0.3125


HOLDERS

     The number of record holders of the Company's Common Stock was approximately 125 as of March 30, 2002. The Company believes that, in addition, there are in excess of 300 beneficial owners of its Common Stock whose shares are held in "street name".

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

RECENT SALES OF SECURITIES

     During December 2001, the Company commenced an offering of up to $600,000 of its 10% Series A, Cumulative Participating Preferred Stock. As of December 31, 2001, the Company had received and accepted one subscription in the amount of $150,000 from one of its directors.

     The sale of these securities was made by the Company on a private basis pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     Total revenues for the year ended December 31, 2001 were $1,963,740 compared to $1,552,814 for the year ended December 31, 2000, an increase of $410,926 or 26.4%. The increase is primarily attributable to an increase in revenues generated from Capital, the Company's wholly owned mortgage banking subsidiary. Capital had an increase of $18,923 or 26.7% in application and commitment fee income in 2001 from $70,668 to $89,591, and an increase of $326,543 or approximately 56.2% in mortgage origination fees from $580,653 during 2000 to $907,196 during 2001. These increases were partially offset by a decrease in land sales made by Development of $88,076 or approximately 15.2% from $578,153 during 2000 to $490,077 during the year ended December 31,2001 The increase in mortgage related originations and revenues was the result of an increase in the number and amount of mortgage closings during 2001 as a result of lower interest rates throughout most of the year and by the Company's focus on building its wholesale business and mortgage programs offered to the Company's correspondents. The increase in mortgage interest income was also a direct result of the Company's adding second mortgages to its product line which carry higher rates of interest to the Company.

     For the year ended December 31, 2001, Capital closed 284 residential mortgage loans in the principal amount of approximately $50,724,763 compared to 189 loans in the principal amount of approximately $35,728,544 in the prior year, an increase in number of 95 or approximately 50.2% and an increase in amount of $14,996,219 or approximately 41.9%. At December 31, 2001, the Company had approximately 91 mortgage loan applications in process in the amount of approximately $17,608,219 compared to approximately 65 mortgage loan applications in process in the approximate amount of $15,594,832 at December 31, 2000, an increase in number of 26 or approximately 40% and an increase in dollar amount of approximately $2,013,387 or 12.9%. Of the 91 loans in process as of December 31, 2001, 79 loans in the approximate amount of $15,685,477, or 89% were from wholesale originations and 12 loans in the approximately amount of $1,922,742 or 11% were originated by the Company's retail part time sales personnel and from the Company's executive staff.

     Total operating expenses for the year ended December 31, 2001 were $2,485,724, an increase of $509,440 or 25.7% from the $1,976,284 incurred in the prior year. The $509,440 increase in operating expenses was the result of an increase in interest expense of $117,856 or approximately 71.2% to $283,167 from $165,311 in the prior year due to a larger amount of loans closed, an increase of $241,301 or approximately 54.5% in commissions to $683,978 from $442,677 in the prior year, an increase in employee compensation and benefits of $34,632 or approximately 8.5% to $443,056 from $408,424 from the prior year and an increase in other expenses of $195,343 or 49.2% to $592,036 from $396,693 in the prior year. Other expenses are primarily attributable to legal and accounting fees, associated warehouse and loan processing fees, and rent. These increased costs were partially offset by a decrease in land development costs of $79,689 or approximately 14.2% to 483,487 from $563,179 in the prior year. Expressed as a percentage of revenues, operating expenses decreased to approximately 126.6% in 2001 from 127.3% in 2000, reflecting expenses increasing at a lesser rate than the 26.5% increase in revenues.

     Due to the foregoing, the Company incurred a loss from operations of $521,984, or a $0.40 loss per share basic and diluted, for the year ended December 31, 2001 compared to a loss from operations of $423,470, or $.32 per share for the year ended December 31, 2000.

     The Company had a deferred tax asset at December 31, 2001, arising from federal and state net operating loss ("NOL") carry forwards of approximately $3,500,000 and $3,300,000 respectively. The NOL carryforwards expire between 2001 and 2021. A valuation allowance has been recorded in the amount of $1,489,051 at December 31, 2001, due to the uncertainty of future utilization of the Company's NOL carry forwards.

     No provision for income taxes was made in 2001 and 2000 due to net operating losses.

LIQUIDITY AND CAPITAL RESOURCES
     Throughout 2001 the Company continued to take actions that it believes are necessary to improve future operating results. Such actions included, but were not limited to, recruiting an additional wholesale account executive to its marketing staff to seek additional outside sources of mortgage loans from wholesale accounts such as other mortgage bankers and brokers. During March 2001 the Company's warehouse line was increased from $4,000,000 to $6,000,000 as the Company's mortgage closings had increased to require a greater credit line available to fund its monthly mortgage closing obligations. The warehouse credit line currently expires on March 31, 2003.

     The Company's capital resources during the year ended December 31, 2001, have primarily been derived from revenues generated by its mortgage banking operations, by land sales and through the sale of Preferred Stock. The Company's cash position decreased in 2001 primarily as a result of a loss from operations. On December 31, 2001 the Company had working capital of $254,285 compared to working capital of $397,163 on December 31, 2000.

    As of December 31, 2001, the Company had cash and cash equivalents of $298,319 compared to $371,012 at December 31, 2000, a decrease of $72,693 or approximately 19.6%. The decrease was primarily attributable to net cash used in operating activities of $217,256, a net cash decrease of $145,000 used in financing activities, and by net cash used in investing activities of $437.

    Net cash used in operating activities was the result of a net loss of $521,984, increases in prepaid expenses and other current assets of $26,982, and decreases in warehouse finance facility of $354,100. These amounts were partially offset by decreases in mortgage loans receivable of $24,000, mortgage loans held for sale of $350,341, and land development costs of $250,483, depreciation and amortization of $9,578, a write down of commission advances and notes receivable of $28,946, and a decrease in deferred income of $17,991.

     Cash used in financing activities during the period ended December 31, 2001 was a $5,000 payment on a note payable. This was partially offset by net cash of $150,000 provided by investing activities due to the sale of Series A Preferred Stock.

     During the third quarter of 2001, the Company had completed and sold for approximately $480,000 a single family home on one of the two unimproved building lots owned by the Company contained in it's Hunterdon County subdivision, which the Company built under contract. As of March 31, 2002, the Company owns one building lot and has no contract of sale pending.

     In July 2000, the Board of Directors voted on and authorized a moderate increase in salary for the President and implemented an incentive bonus plan for the President based on profitability which will be reviewed and paid quarterly when earned.

     In December 2001, the Board of Directors approved and the Company Commenced the sale of up to 600,000 shares of its 10% Series A, Cumulative Participating Preferred Stock. As of December 31, 2001 the Company had received and accepted one subscription in the amount of $150,000 from one of its directors. As of March 30, 2002 the Company had received and accepted two additional subscriptions aggregating $60,000 from non-affiliated accredited investors.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     On January 11, 2000 the Company engaged WithumSmith+Brown, as its principal independent accountant who reported on the financial statements of the Company for the years ended December 31, 1999, 2000 and 2001.


                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

The Company's executive officers and directors are as follows:

                                          POSITION WITH
      NAME                AGE              THE COMPANY
Richard G. Gagliardi      55          Chairman of the Board,
                                      President and Chief
                                      Executive Officer

Lynn K. Gagliardi         44          Executive Vice President,
                                      Secretary and Director

Bernard Gitlow            75          Director

Spence Killam             33          Director

Debra Lourie              46          Director

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


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the periods presented the compensation paid by the Company and its subsidiaries for services rendered during the fiscal year ended December 31, 2001 to the Company's Chief Executive Officer (the "named executive"). No other executive officer of the Company received an annual salary, bonus or other compensation in excess of $100,000 for the fiscal year ended December 31, 2001.

                        SUMMARY COMPENSATION TABLE
               ANNUAL COMPENSATION  LONG-TERM COMPENSATION

   Name and Principal                   Other Annual  Awards
   Position             Year    Salary  Compensation Securities Under-
                                                     Lying Options(#)

 Richard G. Gagliardi   2001   $110,000   $11,225(1)   25,000(2)
 Chairman of the Board, 2000    100,000    11,225(1)        0
 President and Chief    1999    100,000    11,107(1)        0
 Executive Officer


(1) Represents the approximate reimbursement cost of an automobile leased and insured by Mr. Gagliardi for business purposes. Also includes a 2% contribution aggregating $2,000 during 2001 and 2000 in the Simple IRA retirement plan established in June 1998 by Capital for all employees. See "Compensation of Directors" for a description of certain shares of Common Stock received by Mr. Gagliardi in his capacity as a director of the Company.

(2) Represents options granted to Mr. Gagliardi in his capacity as a director of the Company


OPTION GRANTS AND EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     No options were exercised by the named executive during fiscal 2001. The following table sets forth certain information regarding options owned by the named executive at December 31, 2001.

OPTIONS/SAR GRANTS IN YEAR ENDING DECEMBER 31, 2001

                      No. of Shares  % of Total
                      Underlying     Options/SAR's
                      Options/SAR's  Granted       Exer. Price  Expiration
                      Granted        In Year       ($/share)     Date

Richard G. Gagliardi  25,000          31.25%        $0.40        9/03

All of the options granted were exercisable at December 31, 2001.

     The following table sets forth information concerning the number of options owned by the named executive and the value of any in-the-money unexercised options owned by the named executive as of December 31, 2001. No options were exercised by the named executive during the year ended
December 31, 2001:

            AGGREGATED OPTION EXERCISES AND YEAR-END OPTION/SAR VALUES

                          Number of Securities    Value of Unexercised
                         Underlying Unexercised      In-The-Money
                       Options/SARs at 12/31/2001  Options/SARs at 12/31/2001

                       Exercisable  Unexercisable  Exercisable  Unexercisable

Richard G. Gagliardi      25,000               0           $0             $0

     The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of the options and the year-end market value of our common stock. An option is "in-the-money" if the year-end fair market value of our common stock exceeds the option exercise price. The closing sale price of our Common Stock on December 31, 2001 was $.0.40.



CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2001, the Board authorized the issuance of an aggregate of 80,000 common stock purchase options at $0.40 per share to three (3) directors of the Company in equal 25,000 share amounts and 5,000 to an employee of the Company. The issuance's were made pursuant to the exemption from registration in Section 2(a)3 and 4(2) of the Securities Act of 1933. During the quarter ended December 31, 2001 the Company sold 150,000 shares of its 10% Series A Cumulative Participating Preferred Stock in a private transaction to a director of the Company in a transaction that was exempt from Section 4(2) and/or Regulation D of the Securities Act of 1933.

COMPENSATION OF DIRECTORS

     During 2001 the Company paid director fees of $1,600 for Board of Director meeting attendance. Pursuant to the Company's 1992 Stock Option Plan (the "Plan"), directors are eligible to receive non-qualified options, and in addition, directors who are employees of the Company are also eligible to receive incentive options. During 2001, options to purchase 25,000 shares of its Common Stock at $0.40 were granted to each of three employee directors under the Plan as compensation for their serving as directors.

STOCK OPTION PLAN

     In July 1992, shareholders of the Company ratified the adoption by the Board of Directors of the Plan. The Plan authorizes the grant of incentive and non-qualified options to purchase up to 100,000 shares of the Company's Common Stock and is administered by the Board of Directors. Only employees of the Company are eligible to receive incentive stock options pursuant to the Plan. As of December 31, 2001, options to purchase 80,000 shares of the Company's Common Stock have been granted pursuant to the Plan and options to purchase 20,000 shares of the Company's Common Stock were available for grant under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information as of March 30, 2002 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) the named executive, (iii) each of the Company's directors and (iv) all directors and executive officers as a group:


                            AMOUNT AND NATURE      PERCENTAGE  OF
NAME AND ADDRESS  OF           BENEFICIAL            OUTSTANDING
BENEFICIAL OWNER             OWNERSHIP  (2)        SHARES  OWNED

Richard G. Gagliardi(1)       528,490 (3)(8)           39.4%
Lynn K. Gagliardi              12,911 (4)                *
Bernard Gitlow                155,751 (8)              10.8%
Nathan Low                    149,000 (1)(5)           13.6%
Sunrise Foundation Trust       68,000 (1)(6)            5.1%
Brian Gonnelli                 68,000 (1)               5.1%
Spence Killam                  25,000 (7)               1.9%
Debra Lourie                   25,000 (7)               1.9%

All directors and executive
officers as a group (five persons) 815,332 (8),(9)     53.0%

* less than 1%
---------------------------------
(1) The address of Mr. Gagliardi is 1280 Route 46 West, Parsippany, New Jersey 07054. The address of Mr. Low and Sunrise Foundation Trust is 135 E. 57th Street, New York, NY 10022. The address of Mr. Gonnelli is 22 Kathryn
Drive, Whippany, NJ  07981.

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

(5) According to a joint Schedule 13D filed with the Securities and Exchange Commission represents (i) 31,000 shares of Common Stock owned by Mr. Low (ii) 68,000 shares of Common Stock owned by the Sunrise Foundation Trust, of which Mr. Low is a trustee and (iii) 50,000 shares of Common Stock owned by the Nathan Low Individual Retirement Account f/b/o Low.

(6) According to a joint Schedule 13D filed with the Securities and Exchange Commission these shares are also beneficially owned by Nathan Low as reflected in footnote 6 (iii) above.

(7) Includes 25,000 shares of Common Stock which may be purchased upon exercise of immediately exercisable options.

(8) Includes 150,000 shares of Common Stock issuable upon conversion of 150,000 shares of the Company's 10% Series A Cumulative Participating Preferred Stock.

(9) Includes 75,000 shares of Common Stock which may be purchased upon exercise of immediately exercisable options.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13.  FINANCIAL STATEMENTS, REPORTS ON FORM 8-K AND EXHIBITS

(a)(1)  FINANCIAL STATEMENTS
                                                        PAGE NO.

Report of Independent Certified Public Accountants         F-1

Consolidated Balance Sheets - December 31, 2001 and 2000   F-2
Consolidated Statements of Operations -
 for the years ended December 31, 2001 and 2000            F-3
Consolidated Statement of Changes In Stockholders'
 Equity - for the years ended December 31, 2001 and 2000   F-4
Consolidated Statements of Cash Flows - for the years
 ended December 31, 2001 and 2000                          F-5
Notes to Consolidated Financial Statements             F-6 - F-17


(b)  CURRENT REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2001.

(c)     EXHIBITS

      *3.1(a) Certificate of Incorporation as Amended
    ***3.1(b) Amendment to Certificate of Incorporation filed
                February 1995
       3.1(c) Amendment to Certificate of Incorporation filed
                January 1998
       3.1(d) Amendment to Certificate of Incorporation filed
                December 2001
      *3.2    By-Laws
      *4.3    Form of Warrant Agreement between the Company and
                Continental Stock Transfer and Trust Company, as
                Warrant Agent
    **10.1    1992 Stock Option Plan
      10.2    Lease agreement for Capital Financial Corp. -
                Bernardsville, NJ
      21      Subsidiaries of the Company

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


















INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders,
American Asset Management Corporation and Subsidiaries:


We have audited the consolidated balance sheets of American Asset Management Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Asset Management Corporation and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/WithumSmith+Brown
WithumSmith+Brown
New Brunswick, New Jersey
February 13, 2002, except as to Note 13(2),
for which the date is March 29, 2002.







               AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                             Consolidated Balance Sheets
                             December 31, 2001 and 2000

ASSETS:                                                 2001        2000

Current Assets:
 Cash                                               $  298,319     $371,012
 Mortgage loans held for sale                        3,411,888    3,762,229
 Mortgage loans receivable                                  --       24,000
 Commission advances and notes receivable, net              --       28,946
 Prepaid expenses and other current assets              79,703       52,721
  Total Current Assets                               3,789,910    4,238,908

Land and Development Costs                             158,502      408,985

Property and Equipment, Net                              4,894       14,035

TOTAL ASSETS                                        $3,953,306   $4,661,928


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Warehouse finance facility                          3,336,358   $3,690,458
 Deferred income                                        17,991       17,622
 Accounts payable, accrued expenses and
 other current liabilities                             155,758      133,665
 Current maturities of note payable                     25,518           --
  Total Current Liabilities                           3,535,625   3,841,745

Note Payable, Net of Current Maturities                 40,627           --

Commitments and Contingencies

Stockholders' Equity:
 Series A Preferred stock, no par value (liquidation
  preference $150,000); 600,000 shares authorized,
  150,000 and -0- issued and outstanding at
  December 31, 2001 and 2000, respectively             150,000          --

 Common stock, no par value; 10,000,000 shares
  authorized; 1,316,989 issued; at December 31, 2001
  and 2000; 1,295,970 and 1,316,989 outstanding
  at December 31, 2001 and 2000, respectively        3,852,825   3,852,825
Additional paid-in capital                             231,207     231,207
Accumulated deficit                                 (3,785,833) (3,263,849)
                                                       448,199     820,183

Treasury stock, at cost; 21,019 and -0- shares at
 December 31, 2001 and 2000, respectively              (71,145)         --
  Total Stockholders' Equity                           377,054     820,183

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $3,953,306  $4,661,928

The Notes to the Consolidated Financial Statements are an integral part of these statements.

              AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                           2001       2000
Revenues:
 Mortgage origination fees                           $   907,196  $  580,653
 Land sales                                              490,077     578,153
 Application and commitment fees                          89,591      70,668
 Mortgage interest income                                476,876     323,340
      Total Revenues                                   1,963,740   1,552,814


Expenses:
 Employee compensation and benefits                      443,056     408,424
 Commissions                                             683,978     442,677
 Other expenses                                          592,036     396,693
 Land development costs                                  483,487     563,179
 Interest expense                                        283,167     165,311
 Total Expenses                                        2,485,724   1,976,284

Loss Before Provision for Income Taxes                  (521,984)   (423,470)

Provision for Income Taxes                                    --          --

Net Loss                                                (521,984)   (423,470)

Dividends on Preferred Stock                                  --          --

Loss Attributable to Common Stockholders               $(521,984)  $(423,470)

Net Loss Per Common Share:
 Basic                                                     $(.40)      $(.32)
 Diluted                                                   $(.40)      $(.32)

Weighted Average Number of Shares of Common
 Stock Outstanding:
  Basic                                                1,309,944   1,316,989
  Diluted                                              1,309,944   1,316,989






The Notes to the Consolidated Financial Statements are an integral part of these statements.

                    AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



   Series A                        Additional
 Pref'd Stock      Common Stock     Paid-In  Accumulated  Treasury Stock
Shares  Amount   Shares    Amount   Capital    Deficit   Shares  Amount  Total



Balance, January 1, 2000

  --  $ --   1,316,989 $3,852,825  $231,207  $(2,840,379) $ -- $  -- $1,243,653


Net Loss
  --   --         --        --        --        (423,470)   --    --  (423,470)


Balance, December 31, 2000
  --     --    1,316,989  3,852,825   231,207   (3,263,849)  --    --  820,183


Treasury Stock Purchased
  --     --       --        --       --          --    (21,019)(71,145)(71,145)


Series A Pref'd Stock Issued for Cash
150,000 150,000   --        --       --          --      --       --   150,000


Net Loss
 --     --        --        --       --     (521,984)    --       --  (521,984)


Balance, December 31, 2001
150,000 $150,000 1,316,989 $3,852,825 $231,207 $(3,785,833) $(21,019) $(71,145)
                                                                       $377,054






The Notes to the Consolidated Financial Statements are an integral part of these statements.


                  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                           2001           2000
Cash Flows From Operating Activities:
Net loss                                               $(521,984)    $(423,470)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
 Depreciation and amortization                             9,578        10,527
 Write off of commission advances and
   notes receivable                                       28,946            --
 Changes in:
 Mortgage loans held for sale                            350,341    (3,522,229)
 Mortgage loans receivable                                24,000       218,273
 Prepaid expenses and other current assets               (26,982)      (30,735)
 Land and development costs                              250,483       352,278
 Warehouse finance facility                             (354,100)    3,456,434
 Deferred income                                             369        13,522
 Accounts payable, accrued expenses and
  other current liabilities                               22,093       (47,113)
   Net Cash (Used In) Provided By Operating Activities  (217,265)       27,487

Cash Flows From Investing Activities:
 Purchases of property and equipment                        (437)       (3,327)
 Proceeds from commission advances and
   notes receivable                                           --         5,946
  Net Cash (Used In) Provided By Investing Activities       (437)        2,619

Cash Flows From Financing Activities:
 Payments on note payable                                  (5,000)           --
 Proceeds from issuance of Series A Preferred Stock       150,000            --
 Net Cash Provided By Financing Activities                145,000            --

Net (Decrease) Increase in Cash                           (72,693)       30,106

Cash, Beginning of Year                                   371,012       340,906

Cash, End of Year                                        $298,319      $371,012


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Interest                                               $273,414      $165,311
  Income taxes                                           $     --      $     --

 Supplemental Schedule of Non-Cash Investing and Financing
  Activities:
   Purchase of treasury stock through the incurrence of
    a note payable                                       $ 71,145      $     --

The Notes to the Consolidated Financial Statements are an integral part of these statements.

               AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS OPERATIONS
American Asset Management Corporation (the Company) through its two wholly owned subsidiaries, Capital Financial Corp. (CFC) and American Asset Development Corporation (AADC), is engaged in originating and selling loans secured primarily by first mortgages on one-to-four family residential properties (CFC) and real estate financing and development (AADC). The Company's mortgage banking subsidiary is a licensed mortgage banker in the State of New Jersey. The real estate project involves a parcel of land being developed for sale in Hunterdon County, New Jersey.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

GEOGRAPHIC AND CUSTOMER CONCENTRATION AND SIGNIFICANT RISKS
The Company's mortgage banking activities are primarily concentrated in the New Jersey market.

The Company's origination revenues are derived from loan sales to various investors and interest revenue from the use of Company funds to fund loans. During 2001, the Company sold loans to 17 different investors, three of which accounted for 80 percent of total revenues. During 2000, the Company sold loans to 24 different investors, five of which accounted for 78 percent of total revenues. The remaining investors purchased less than 10 percent each of the loans.

The Company receives all of its funds for mortgage banking activities from one mortgage warehouse lender (see Note 6).

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

RETIREMENT PLAN
The Company has a voluntary Simple IRA plan for its employees. Employer contributions to this plan included as a charge to operations were $5,869 and $4,532 for the years ended December 31, 2001 and 2000, respectively.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost.    Depreciation and amortization
are computed by using the straight-line method over the estimated useful lives of three years for computer equipment and leasehold improvements, and five years for furniture and equipment, for both financial reporting and income tax purposes.

               AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


MORTGAGE LOANS HELD FOR SALE
Mortgage loans held for sale are reported at the lower of cost or market value which approximates fair value (see Note 2). Management establishes a reserve allowance when needed, for potential losses on a loan-by-loan basis. No reserve was required for the mortgages held for sale at December 31, 2001 and 2000, because all loans were sold within 45 days of origination.

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

LAND SALES
Revenues on land sales are recognized when the property is sold. The costs to improve the land are recorded as Land Development Costs and matched with the revenues when the property is sold.

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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at either December 31, 2001 or 2000.


               AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONCENTRATION OF CREDIT RISK
The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and considers the Company's risk negligible.

EARNINGS PER COMMON SHARE
Earnings per common share are based on the weighted average number of common shares outstanding. Generally accepted accounting principles require dual presentation of the basic and diluted earnings per share on the face of the statements of operations. Basic earnings per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted number of common shares outstanding. Basic and diluted loss per share for 2001 and 2000 are the same because the effect of outstanding stock options and preferred stock conversions would be anti-dilutive.

RESERVE FOR BAD DEBTS
A reserve for bad debts has been provided for on all commission advances and notes receivable turned over for collection. The reserve was $96,141 and $67,195 at December 31, 2001 and 2000.

STOCK-BASED COMPENSATION
As permitted by the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Stock options and warrants issued to non employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, 1999, and 2000, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, respectively. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of these statements on July 1, 2001 did not have a significant impact on the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenues in financial statements of all public registrants. In October 2000, the SEC issued a Frequently Asked Questions document related to SAB 101, which provides interpretive guidance. The Company adopted SAB 101 in fiscal year 2001, and the adoption of SAB 101 did not have a significant impact on the Company's financial position or results of operations.

             AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations commencing after July 1, 2001. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded in the Company's financial statements, will be affected by the provisions of SFAS No.
142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 will be effective for the Company's fiscal year 2002. Management does not believe that it will have a significant impact on the Company's financial position and results of operations.


NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following disclosure of the estimated fair value of financial instruments as of December 31, 2001 and 2000 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or methodologies may have a material effect on the estimated fair value amounts.

                                         2001                      2000
                                  Carrying   Estimated      Carrying  Estimated
                                   Amount    Fair Value     Amount   Fair Value
Assets
  Mortgage loans held for sale  $3,411,888  $3,411,888   $3,762,229  $3,762,229
  Mortgage loan receivable      $       --  $       --   $   24,000  $   24,000

Liabilities
  Warehouse finance facility    $3,336,358  $3,336,358   $3,690,458  $3,690,458

The fair value estimates as of December 31, 2001 and 2000 are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimate of fair value may differ significantly from the amounts presented herein. The following describes the methods and assumptions used by the Company in estimating fair values:

           AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Mortgage loans held for sale and mortgage loan receivable:
Fair value is estimated using the quoted market prices from investors and commitments to purchase loans on a non-servicing basis.

Warehouse finance facility:
Rates currently available to the Company for Debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

It was not practicable to estimate the fair value of the Company's note payable as of December 31, 2001.

NOTE 3 - PROPERTY AND EQUIPMENT:
Property and equipment at December 31 consist of:
                                                              2001       2000

     Computer equipment                                    $ 71,903    $ 71,466
     Furniture and fixtures                                  19,291      19,291
     Office equipment                                        44,075      44,075
     Leasehold improvements                                   2,240       2,240
                                                            137,509     137,072
     Less:  Accumulated depreciation and amortization       132,615     123,037

     Property and Equipment, Net                            $  4,894   $ 14,035

Depreciation and amortization expense was $9,578 and $10,527 for the years ended December 31, 2001 and 2000, respectively.

NOTE 4 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
    Accounts payable, accrued expenses and other current liabilities consist of the following at December 31:
                                                               2001      2000

       Accounts payable                                     $97,097     $21,125
       Accrued development costs                                 --      45,200
       Accrued expenses and other current liabilities        58,661      67,340
            Total                                          $155,758    $133,665

NOTE 5 - NOTE PAYABLE:
       Note payable consists of the following at December 31:
                                                               2001      2000

Note payable (face amount $75,000) - imputed interest
at 7.5 percent per annum, quarterly payments of $6,250,
personally guaranteed by the Company's President,
final payment due September 2004                           $ 66,145    $     --

       Less: Current Maturities                              25,518          --

       Note Payable, Net of Current Maturities             $ 40,627    $     --


           AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Aggregate maturities of note payable of the Company due within the next three years ending December 31, are as follows:


                     Year                                  Amount
                     2002                                 $ 20,937
                     2003                                   22,563
                     2004                                   18,064
                        Total                             $ 61,564

NOTE 6 - WAREHOUSE LINES OF CREDIT:
The Company has a warehouse line of credit of $6,000,000 with a financial institution, which originally expired on December 15, 2001, and was extended until March 31, 2002. This line bears interest at prime plus 1.75 percent. The prime lending rate at December 31, 2001 was 4.75 percent. Funds from this line of credit are used for short-term financing of mortgage loans held for sale, and are secured by residential mortgage loans and a personal guarantee of the Company's President. The investor pays the line of credit at the time of the closing. As of December 31, 2001, eighteen loans amounting to $3,411,888 had yet to be delivered to investors, resulting in a warehouse loan payable of $3,336,358. As of December 31, 2000, nine loans amounting to $1,967,909 had yet to be delivered to investors, resulting in a warehouse loan payable of $1,928,885.

The Company had another warehouse line of credit of $5,000,000 with a financial institution. As of December 31, 2000, eleven loans amounting to $1,794,320 had yet to be delivered to investors resulting in a warehouse loan payable of $1,761,573. This line expired December 31, 2000. All amounts outstanding on this line were repaid in January 2001.

NOTE 7 - INCOME TAXES:
The provision for income taxes consists of the following for the years ended December 31:

                                                          2001         2000

        Current                                        $    --       $    --
        Deferred                                            --            --
           Total                                       $    --       $    --

Deferred income taxes are summarized as follows at December 31:

                                                          2001         2000

       Deferred Income Tax Asset                     $1,489,051   $1,169,983
       Valuation Allowance                           (1,489,051)  (1,169,983)
       Net Deferred Income Tax Asset                         --           --
       Deferred Income Tax Liability                         --           --
       Net Deferred Income Tax Liability            $        --   $       --


         AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has federal net operating loss carryforwards available to offset future taxable income of approximately $3,500,000 at December 31, 2001, which expire in 2002 through 2021, and state net operating loss carryforwards of approximately $3,300,000, which expire in 2002 through 2007.

For the years ended December 31, 2001 and 2000, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was or has been recorded.

NOTE 8 - STOCKHOLDERS' EQUITY:
On December 3, 2001, the Company authorized the issuance of 600,000 shares of Series A Cumulative Convertible Participating Preferred Stock with no par value, and on December 13, 2001, the Company sold 150,000 shares of this preferred stock for $150,000. The holder is entitled to annual dividends of $.10 per preferred share, accruing from the date of original issue and payable in cash on a quarterly basis at a rate of $.025 per preferred share. Preferred shares rank senior to the common stock with respect to dividends and liquidating distributions or any future capital stock that ranks junior to the preferred shares. Each preferred share may be converted by the holders thereof, at any time, into one share of common stock of the Company at a conversion price equal to $1.00, subject to certain adjustments, which include: payment of stock dividends on common stock, common stock splits, or combinations affecting the common stock and recapitalizations, mergers or reorganizations. Preferred stock holders have no voting rights, except where required by law or upon conversion to common stock. Cumulative unpaid dividends were $740 as of December 31, 2001.

In August 2001, the Company issued a note payable (See Note 5) for 21,019 shares of its outstanding common stock as part of a litigation settlement (See Note 10).

The Company had outstanding a Class B Warrant which entitles the holder to purchase .20941 share (adjusted) of Common Stock at an exercise price of $19.10 per whole share until January 29, 2002. The Company also had outstanding a Class C Warrant which entitles the holder to purchase
..20977 share (adjusted) of Common Stock at an exercise price of $21.45 per whole share until January 29, 2002.

NOTE 9 - RELATED PARTY:
The preferred stock issued in Note 8 was to a director of the Company.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES:

OPERATING LEASES:
The Company has entered into various operating lease agreements for office space and office equipment. The leases expire periodically through March 2002.

The future minimum rental commitments under non-cancelable operating leases are as follows:
                     Year                                  Amount

                     2002                                 $16,450

Rental costs under operating leases included in other operating expenses Amounted to $61,900 and $60,240 for the years ended December 31, 2001 and 2000, respectively.

           AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PENDING LITIGATION:
In March 1993, an action seeking compensatory and punitive damages was commenced against the Company, the Company's President, and other companies by two individuals who collectively invested in the Company's 1989 private offering of common stock. This action was settled on August 31, 2001. The terms of the settlement are that the Company will pay the plaintiff an initial payment of $5,000 and twelve quarterly payments of $6,250 (see Note 5), and the plaintiff will return to the Company 21,019 shares of Company common stock. As of December 31, 2001, the Company was in compliance with this settlement agreement, however, the plaintiff had yet to deliver the stated shares. The plaintiff has not turned over the shares as he never took possession of them and they escheated to the State. The burden to reclaim the shares from the State remains with the plaintiff.

On March 25, 1999, the Company, its President, and the Company's wholly owned subsidiary (CFC) (the Company Defendants) and one of the Company's former directors together with other individuals were named in an action filed in the Superior Court of New Jersey, Chancery Division by two New Jersey limited liability companies (the LLCs). The plaintiffs allege the Company's former director and other defendants other than the Company Defendants (Other Defendants) misappropriated assets and opportunities of the LLCs for their own use, engaged in self-dealing with respect to the LLCs, breached the operating agreements of the LLCs and converted and embezzled assets and funds of the LLCs. The Company Defendants are alleged to have aided and abetted the Company's former director in converting the assets of the LLCs by accepting loans and payments from the LLCs and the Company's former director and repaying loans to the Company's former director in the form of cash and Company stock.

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

        AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11 - STOCK BASED COMPENSATION:

STOCK OPTIONS
The Company adopted a 1992 Stock Option Plan, whereby the Company may grant incentive and new qualified options to eligible participants that vest upon grant date. The plan provides for the issuance of options with terms of not more than ten years. The plan includes a provision whereby stock options granted by the Company may not exceed 100,000 shares of common stock. The plan shall terminate on May 22, 2002, unless terminated sooner; and no option shall be granted after that date. The plan is administered by the Board of Directors.

        AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 2001, the Company granted 80,000 options with an exercise price of $.40 per share. These options vest immediately and were all exercisable. There was no compensation expense recognized as a result of this grant. There were no options granted during 2000. A summary of the stock option plan activity for the years ended December 31, 2001 and 2000 is presented below:

                                                        Options
                                          Options     to Purchase     Options
                                       to Purchase     Shares at    to Purchase
                                          Shares       Price Range      Shares
                                         at $.40      $1.25 - $1.50    at $2.00

       Outstanding and exercisable
         at January 1, 2000:                    --       20,000         10,000

       Granted                                  --           --             --
       Exercised                                --           --             --
       Expired                                  --      (20,000)            --
       Forfeited                                --           --             --

       Outstanding and exercisable
         at December 31, 2000                   --           --         10,000

       Granted                              80,000           --             --
       Exercised                                --           --             --
       Expired                                  --           --        (10,000)
       Forfeited                                --           --             --

       Outstanding and exercisable
         at December 31, 2001                 80,000           --           --

Had compensation cost for the Company's options granted to employees been determined consistent with SFAS 123, the Company's net loss and loss per share would be affected as follows:

                                                          2001          2000

Net Loss:
            As Reported                               $(521,984)     $(423,470)

            Pro Forma                                 $(543,743)     $(423,470)

            Net Loss Per Common Share:
            As Reported                                   $(.40)         $(.32)

            Pro Forma                                     $(.42)         $(.32)


              AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The fair value of the 2001 stock option grant was $21,759 and was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the grant: dividend yield of 0 percent, risk-free interest rate 5.46 percent to 5.53 percent, expected life of two to three years, and volatility of 1.27 to 1.29.

Options outstanding and exercisable as of December 31, 2001 are summarized below:

                                                   Weighted-Average
                                               Remaining
               Range of          Number        Contractual     Exercise
            exercise prices    Outstanding     Life (Years)     Price

                 $.40            80,000            2.45          $.40

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

   2001                             CFC         AADC      PARENT         TOTAL

   Revenues                     $1,473,663    $490,077   $     --    $1,963,740
   Interest income                 476,876          --         --       476,876
   Interest expense                281,498          --      1,669       283,167
   Depreciation expense              9,087          --        491         9,578
   Segment profit (loss)         (268,670)    161,566   (414,880)     (521,984)

   Identifiable assets          $3,978,215    $175,818   $944,843    $5,098,876
   Elimination of intercompany
     Receivable                   (194,582)     (6,500)  (944,488)  (1,145,570)
   Net identifiable assets      $3,783,633    $169,318       $355    $3,953,306


   2000                             CFC         AADC      PARENT        TOTAL

   Revenues                     $  974,661    $578,153  $       --  $1,552,814
   Interest income                 323,340          --          --     323,340
   Interest expense                165,311          --          --     165,311
   Depreciation expense             10,036          --         491      10,527
   Segment profit (loss)         (293,628)     14,77  4  (144,616)    (423,470)

   Identifiable assets          $5,875,797    $832,151  $2,462,612   $9,170,560
   Elimination of intercompany
     Receivable                (1,669,499)   (387,314) (2,451,819)  (4,508,632)
   Net identifiable assets      $4,206,298    $444,837     $10,793   $4,661,928

NOTE 13 - SUBSEQUENT EVENTS:

     1. The Company raised additional capital in the amount of $60,000 through the issuance of 60,000 shares of Series A Preferred stock (Note 8) subsequent to year-end.
     2. The Company received notice on March 29, 2002, that their warehouse line of credit has been approved for extension until March 31, 2003.

