Form 10QSB
period 2002-03-31
AMERICAN ASSET MANAGEMENT CORP
filed 2002-05-20
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  March 31, 2002

___ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT

          For the transition period from _______ to _______.

                  Commission file number:  0-19154.

               AMERICAN ASSET MANAGEMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

          NEW JERSEY                              22-2902677
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

          1280 Route 46 West, Parsippany, New Jersey 07054
              (Address of principal executive offices)

Issuer's telephone number, including area code:  (973) 299-8713


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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May ___, 2002 there were 1,316,989 shares of its no par value common stock issued and 1,295,970 shares outstanding.


Transitional Small Business Disclosure Format (check one):
YES___   NO_X_








                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                       March 31,     December 31,
                                      ___2002___     ____2001____
_____________ASSETS________________

Cash & cash equivalents              $  299,382       $  298,319
Mortgage loans held for sale          3,320,639        3,411,888
Prepaid expenses &
  other current assets                   61,825           79,703

     Total Current Assets             3,681,846        3,789,910

Land Development Costs                  160,868          158,502
Property & Equipment,
 net of accumulated
 depreciation & amortization              4,681            4,894

     Total Assets                     3,847,395        3,953,306

__LIABILITIES AND STOCKHOLDERS' EQUITY__

Current Liabilities:
 Warehouse finance facility           3,247,280        3,336,358
  Current maturities of note payable     26,421           25,518
  Preferred stock dividends payable       4,785               -
  Deferred income                        24,446           17,991
  Accounts payable & accrued expenses   149,864          155,758

    Total Current Liabilities         3,452,796        3,535,625

Note Payable Net of Current Maturities   35,143           40,627

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
Series A Preferred Stock, no par value
 (liquidation preference $210,000 and
 $150,000 at March 31, 2002 and
 December 31, 2001, respectively)
 600,000 shares authorized, 210,000
 and 150,000 issued and outstanding
 at March 31, 2002 and December 31,
 2001 respectively                     210,000           150,000
Common stock, no par value; 10,000,000
 Shares authorized, 1,316,989 issued
 and 1,295,970 outstanding at March 31,
 2002 and December 31, 2001           3,852,825        3,852,825
 Additional paid in capital             231,207          231,207
 Accumulated deficit                 (3,863,431)      (3,785,833)
                                        430,601          448,199
 Treasury Stock, 21,019 shares at cost  (71,145)         (71,145)

     Total Stockholders' Equity         359,456          377,054

     Total Liabilities and
      Stockholders' Equity            3,847,395        3,953,306

    See Accompanying Notes to Consolidated Financial Statements.
                                 -2-



      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________

                                          For the Three Months
                                      ______Ended March 31,______
                                      ____2002____   ____2001____

Revenues:
  Mortgage origination fees           $   221,193     $  179,930

  Application and commitment fees           8,695          3,300
  Mortgage interest income                108,461         74,917

     Total revenues                       338,349        258,147


Expenses:
  Employee compensation & benefits         93,329         99,905
  Commissions                             162,810        132,127
  Other expenses                          117,423        105,276
  Interest expense                         38,685         43,668

     Total expenses                       412,247        380,976

Loss from operations                      (73,898)      (122,829)

Other income                                1,085          2,501

Loss before provision for
  income taxes                            (72,813)      (120,328)

Provision for income taxes                     -              -

Net loss                                  (72,813)      (120,328)

Dividends on Preferred Stock                4,785             -

Loss Attributable to Common Stockholders  (77,598)      (120,328)


Net Loss Per Common Share
Basic                                    $  (.06)        $  (.09)
Diluted                                  $  (.06)        $  (.09)

Weighted Average Number of Shares
Of Common Stock outstanding:
Basic                                    1,295,970         1,316,989
Diluted                                  1,295,970         1,316,989


   See accompanying Notes to Consolidated Financial Statements.

     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________

                                           For the Three Months
                                         ____Ended  March 31,____
                                         ____2002___  ____2001___

Cash flows from operating activities:

  Net loss                               $  (72,813)  $ (120,328)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                753        3,134

  Changes in assets & liabilities:
    Mortgage loans held for sale             91,249   (1,820,887)
    Prepaid expenses &
    other current assets                     17,878      (63,083)
    Land development costs                   (2,366)     (97,902)
    Warehouse finance facility              (89,078)   1,781,260
    Deferred income                           6,455       12,154
    Accounts payable & accrued expenses      (5,894)     118,187
     Net cash (used in)operating activities (53,816)    (187,465)

Cash flows used in investing activities:
    Purchases of fixed assets                  (540)          -

Cash flows from financing activities:
   Payments of loans payable                (4,581)           -
   Proceeds from issuance of
    Preferred Stock                          60,000           -
     Net cash provided by
     financing activities                    55,419           -

Net increase/(decrease) in
cash and cash equivalents                     1,063     (187,465)

Cash and cash equivalents
 at beginning of period                     298,319      371,012

Cash and cash equivalents
 at end of period                        $  299,382   $  183,547

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest                               $  44,076    $  43,668
  Income taxes                           $      -     $      -

Supplemental schedule of non-cash investing and financing activities:
  The Company recorded an accrued dividend of $4,785 as a charge to accumulated deficit

See Accompanying Notes to Consolidated Financial Statements.

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 2001 Annual Report on Form 10-KSB. Reference is made to the Company's annual financial statements for the year ended December 31, 2001, for a description of the accounting policies which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. The results of the three months ended March 31, 2002 are not necessarily indicative of the results of the full year.

2.  NET LOSS PER SHARE

     Basic EPS and Diluted EPS for the three months ended March
31, 2002 and 2001 have been computed by dividing the loss attributable to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding
10% Series A, Cumulative Participating Preferred Stock and options have been excluded from the computation of Diluted EPS as they are antidilutive.


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

                             CFC       AADC      Parent      Total
March 31, 2002
Revenues                $  338,349        -           -   $  338,349
Segment Profit (Loss)      (22,415)     (288)    (50,110)    (72,813)
Net identifiable assets $3,670,739  $ 171,792   $  4,864  $3,847,395


                             CFC       AADC      Parent      Total
March 31, 2001
Revenues                $  258,147                         $  258,147
Segment Profit (Loss)      (79,203)      (203)    (40,922)   (120,328)
Net identifiable assets $5,892,333  $ 547,017   $  13,851  $6,453,201

4.   WAREHOUSE LINE OF CREDIT

On March 29, 2002, the Company received notification that their existing warehouse line of credit was approved for extension until March 31, 2003. Funds from this line of credit are used for short-term financing of mortgage loans held for sale, and are secured by residential mortgage loans and a personal guarantee of the Company's
President.

5.   STOCKHOLDERS' EQUITY

During the three month period ended March 31, 2002, the Company issued 60,000 shares of its Series A Cumulative Convertible Participating Preferred Stock for $60,000 in cash proceeds. Cumulative unpaid dividends on outstanding shares were $4,785 as of March 31, 2002.

Item 2.
     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION
_________________________________________________________________________
RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to the Three Months
Ended March 31, 2001.

     Total revenues for the three months ended March 31, 2002 were $338,349 compared to $258,147 for the three months ended March 31, 2001, an increase of $80,202 or approximately 31.1%. The increase was primarily attributable to an increase in mortgage origination fees to $221,193 from $179,930 in the comparable 2001 period, an increase in mortgage interest income to $108,461 from $74,917 and to a lesser extent an increase in application fee and commitment fee income of $5,395 to $8,695 from $3,300 in the comparable 2001 period from Capital Financial Corp. ("Capital"), the Company's mortgage banking subsidiary. During the three months ended March 31, 2002 Capital received 90 mortgage applications aggregating a principal amount of $18,703,503 compared to 237 applications aggregating a principal amount of $43,519,293 during the period ending March 31, 2001. The decrease of 147 or approximately 60% in number of applications is a decrease of $24,815,790 or approximately 57.1% in principal amount when compared to the three months ended March 31, 2001. The decrease in applications was primarily a result of the Company raising its acceptance standards which pertain to credit scores or the ratio of proposed debt to income for applications received from its wholesale sources of mortgage originations during the 2002 period. The Company believes that by doing so it will experience more efficiency in its operations by reducing the number of unacceptable applications and have a better ratio of closed loans as compared to applications received. During the three months ended
March 31, 2002, Capital closed 56 residential mortgage loans aggregating approximately $10,155,989 compared to 72 closed loans aggregating approximately $12,131,690 a decrease in number of 16 or 22% and a decrease in amount of $1,975,701 or approximately 16.3% when compared to the three months ended March 31, 2001. At March 31, 2002, the Company had approximately 30 residential mortgage applications in process in the principal amount of $6,793,408 compared to 134 residential mortgage applications in process in the principal amount of $25,534,257 at March 31, 2001, a decrease of 104 in number or approximately 77.6% and a decrease of $18,740,849 in amount, or approximately 73.4%.

     Total expenses for the three months ended March 31, 2002, were $412,247, an increase of $31,271 or approximately 8.2% from $380,976 in the comparable 2001 period. The increase in expenses was primarily due to an increase in commissions of $30,683 which was an approximate 23.2% increase from $132,127 during the same period in 2001 to $162,810 during the period ended March 31, 2002, and a $12,147 increase, or approximately 11.5%, in other expenses from $105,276 during the three months ended March 31, 2001 to $117,423 during the three months ended March 31, 2002. This was partially offset by a decrease in employee compensation and benefits of $6,576 or approximately 6.6% from $99,905 during the same period in 2001 to $93,329 during the period ended March 31, 2002 and a decrease of $4,983 or approximately 11.4% in interest expense to $38,685 from $43,668 in the same period of 2001. As a percentage of revenues, expenses were approximately 121.8% in the current period compared to 147.6% in the comparable 2001 period.

     As a result of the foregoing and the declaration of a preferred stock dividend of $4,785, the Company's loss attributable to common stockholders for the three months ended March 31, 2002 was $77,598 or $0.06 per common share, compared to a net loss of $120,328 or $0.09 per common share for the three months ended March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company had cash and cash equivalents of $299,382 compared to $298,319 at December 31, 2001, an increase of $1,063 or less than 1%. This increase is primarily attributable to net cash generated from financing activities of $55,419 and is almost entirely offset by net cash used in operating activities of $53,816 which includes the net operating loss for the period of $72,813.

     The Company utilizes one $6,000,000 warehouse line of credit for its daily mortgage loan funding operations. This line of credit is charged at the rate of Wall Street Journal Prime Rate plus one and one half percent and expires on March 31, 2003. Whenever possible the Company employs its available cash to fund mortgage loans which generates mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit line. The warehouse line enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold.
At March 31, 2002, the Company had borrowed $3,247,280 from its warehouse line of credit representing approximately $3,320,639 in closed loans ready for sale.

     During December 2001, the Company commenced an offering of up to $600,000 of its 10% Series A, Cumulative Participating Preferred Stock. As of December 31, 2001, the Company had received and accepted one subscription in the amount to of $150,000 from one of its directors.
As of March 31, 2002, the Company had received and accepted two additional subscriptions aggregating $60,000 from non-affiliated accredited investors. The sale of these securities was made by the Company on a private basis pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

     In January 2002, the Company entered into an agreement with the principal of a non-affiliated New Jersey Limited Liability Corporation ("LLC") to conduct its mortgage banking business. The Company has licensed the LLC's office, which is located in Flemington, New Jersey, as a branch office, with the New Jersey Department of Banking, as well as four independent contractor mortgage loan solicitors. For approximately one year prior to this agreement the Company had been receiving mortgage loan applications from the associate principal of the LLC. This office acts as a sales office only and engages in writing mortgage loan applications which are forwarded to the Company's main office for processing, underwriting and closing. The LLC is compensated by the Company based on a percentage basis of the loan amount when the loan closes. The LLC and its principal are responsible for all expenses attributable to this office including compensation of the loan solicitors.

     As of March 31, 2002, the Company owns 1 building lot in Hunterdon County, New Jersey, which is not under contract of sale. The Board of Directors authorized the Company to build a single family, colonial style home on the lot, on speculation and offer it for sale to prospective buyers. At the present time the Company has decided not to build a house on speculation and is offering the final lot it owns for sale with a build to suit option. Although there can be no assurance that the Company will be successful in this undertaking, the Company has retained an on-site construction manager who is a non-affiliate of the Company, to assist the Company in the construction of the build to suit house on the lot when and if it obtains a buyer for the lot and house.

     The Company estimates that it will require additional capital in order to successfully implement its future operational plans beyond January 2003. As a result, the Company is seeking additional capital through, among other means, an infusion of noncollateralized loans and the sale of additional equity in the Company. However, there can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company.



                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part 1 - Item 3 contained in the Company's 10-KSB for the year ended December 31, 2001 for further information relating to the pending action commenced against, among others, the Company and its President described below.

    The action, which commenced in March 1999 in the Chancery Division of the Superior Court of New Jersey, Union County, the plaintiffs allege that the Company aided and abetted a former director in converting the assets of two New Jersey limited liability companies (the "LLC's") by accepting loans and payments from the LLC's and the former director and repaying the loans to the former director in the form of cash and Company stock.

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


                            AMERICAN ASSET MANAGEMENT CORPORATION
                                        (Registrant)




Date:  May 17, 2002        By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)