Form 10QSB
period 2002-06-30
AMERICAN ASSET MANAGEMENT CORP
filed 2002-08-14
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB


(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  June 30, 2002

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2002 there were 1,316,989 shares of its no par value common stock issued and 1,295,970 shares outstanding.

Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                                 June 30,     December 31,
ASSETS                                          ___2002___     ____2001____
Current Assets:
Cash                                           $  205,742       $  298,319
Mortgage loans held for sale                    2,665,333        3,411,888
Prepaid expenses &
  other current assets                             59,069           79,703
     Total Current Assets                       2,930,144        3,789,910

Land Development Costs                            160,580          158,502
Property & Equipment, net                           3,767            4,894
     TOTAL ASSETS                               3,094,491        3,953,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Warehouse finance facility                     2,605,172        3,336,358
 Accounts payable, accrued expenses
   and other current liabilities                  134,797          155,758
 Deferred income                                   19,424           17,991
 Preferred stock dividend payable                   5,250               -
 Current maturities of note payable                26,919           25,518
              Total Current Liabilities         2,791,562        3,535,625

 Note payable, net of current maturities           29,556           40,627

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
 Series A Preferred stock, no par value
 (liquidation preference $210,000);
 600,000 shares authorized, 210,000
 and 150,000 issued and outstanding at
 June 30, 2002 and Dec. 31, 2001,
 respectively.                                    205,000          150,000
Common stock, no par value;
 10,000,000 shares authorized;
 1,316,989 shares issued at June 30,
 2002 and Dec. 31, 2001; 1,295,970
 shares outstanding at June 30, 2002
 and Dec. 31, 2001                              3,852,825        3,852,825
Additional paid-in capital                        231,207          231,207
Accumulated deficit                            (3,944,514)      (3,785,833)
                                                  344,518          448,199
Treasury stock, 21,019 shares at cost             (71,145)         (71,145)

     Total Stockholders' Equity                   273,373          377,054
     Total Liabilities and
      Stockholders' Equity                      3,094,491        3,953,306

        See accompanying Notes to Consolidated Financial Statements.
                                     -2-

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________
                         For the Three Months|For the Six Months
                         __Ended  June 30,___|__Ended June 30,___
                         ___2002__  __2001___|__2002__   __2001__

Revenues:
 Mtg origination fees   $ 211,318  $ 321,650  $ 432,511 $ 501,580
 Land sales                    -     490,078         -    490,078
 Application &
  commitment fees           5,175      6,551     13,870     9,851
 Mtg interest income       88,974    122,345    197,435   197,262
     Total revenues       305,467    940,624    643,816 1,198,771

Expenses:
 Employee compensation
  & benefits               94,873    113,879    188,202   213,784
 Commissions              141,834    191,353    304,644   323,480
 Other expenses           113,934    172,183    226,357   277,459
 Land development costs       -0-    451,769        -0-   451,769
 Interest expense          36,487     92,881     75,172   136,549
     Total expenses       387,128  1,022,065    794,375  1,403,041

Loss from operations     ( 81,661)   (81,441)  (150,559) (204,270)

Other income                  828      1,500      1,913     4,001

Loss before provision
 for income taxes         (80,833)   (79,941)  (148,646) (200,269)

Provision for
income taxes                  -0-        -0-       -0-       -0-

Net loss                  (80,833)   (79,941)  (148,646) (200,269)

Dividends on
 Preferred Stock            5,250       -0-      10,035       -0-

Loss Attributable to
 Common Stockholders      (86,083)   (79,941)  (158,681) (200,269)

LOSS PER COMMON SHARE,
 Basic                    $ (0.07)   $ (0.06)  $ (0.12)  $ (0.15)
 Diluted                  $ (0.07)   $ (0.06)  $ (0.12)  $ (0.15)

WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING,
 Basic                   1,295,970 1,316,989  1,295,970 1,316,989
 Diluted                 1,295,970 1,316,989  1,295,970 1,316,989


   See accompanying Notes to Consolidated Financial Statements.
                               -3-
     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
________________________________________________________________________
                                                 For the Six Months
                                             ______Ended  June 30,______
                                             __2002__           __2001__

Cash flows from operating activities:
 Net loss                                   $(148,646)         $(200,269)
 Adjustments to reconcile net loss to
  net cash provided by/(used in)
  operating activities:
 Depreciation and amortization                  1,667              5,446

Changes in assets & liabilities:
 Mortgage loans held for sale                 746,555           (932,214)
 Mortgage loans receivable                        -0-             24,000
 Prepaid expenses &
  other current assets                         20,634            (33,306)
 Land development costs                        (2,078)           222,960
 Warehouse finance facility                  (731,186)           904,261
 Deferred income                                1,433              3,768
 Accounts payable accrued expenses
  and other current liabilities               (20,961)            28,663

 Net cash (used in)/provided by
  operating activities                       (132,582)            23,309

Cash flows from investing activities:
 Purchases of property and equipment             (540)               -0-

Cash flows from financial activities:
 Payments on note payable                      (9,670)               -0-
 Preferred stock dividends                     (4,785)               -0-
 Net Proceeds from issuance of Series A
  Preferred Stock                              55,000                -0-
Net cash provided by financing activities      40,545                -0-

Net (decrease)/increase in cash               (92,577)            23,309

Cash, beginning of year                       298,319            371,012

Cash, end of year                            $205,742           $394,321

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest                                    $  76,799          $ 136,549
Income taxes                                $     -0-          $     -0-

Supplemental schedule of non-cash investing and financing activities:
  The Company recorded an accrued dividend of $5,250 as a charge to accumulated deficit.

   See accompanying Notes to Consolidated Financial Statements.
                              -4-

      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany elimination's necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 2001 Annual Report on Form 10-KSB. Reference is made to the Company's annual financial statements for the year ended December 31, 2001, for a description of the accounting policies which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. The results of the six months ended
June 30, 2002 are not necessarily indicative of the results of the full year.

2.  NET LOSS PER SHARE

     Basic EPS and Diluted EPS for the six and three month periods ended June 30, 2002 and 2001 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding 10% Series A, Cumulative Participating Preferred Stock and options have been excluded from the computation of Diluted EPS as they are antidilutive.


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


                              CFC      AADC     Parent      Total
June 30, 2002
Revenues                    643,816      -0-       -0-     643,816
Segment Profit (Loss)       (60,801)    (336)  (87,509)   (148,646)
Net identifiable assets   2,915,488  171,453     7,550   3,094,491

                              CFC      AADC     Parent      Total
June 30, 2001
Revenues                    708,693   490,078            1,198,771
Segment Profit (Loss)      (114,776)   37,814  (123,307)  (200,269)
Net identifiable assets   5,162,504   216,384    19,463  5,398,351

                              -5-
4.  WAREHOUSE LINE OF CREDIT

     On March 29, 2002, the Company received notification that their existing warehouse line of credit was approved for extension until March 31, 2003. Funds from this line of credit are used for short-term financing of mortgage loans held for sale, and are secured by residential mortgage loans and a personal guarantee of the Company's President.

     The terms of the warehouse line of credit and the Company's internal control policies require that a commitment be obtained from the purchaser, prior to the Company closing the loan with the mortgagor. Accordingly, the Company does not record any provision for uncollectible mortgage loans held for sale.

5.  STOCKHOLDERS' EQUITY

During the six month period ended June 30, 2002, the Company issued 60,000 shares of its Series A Cumulative Convertible Participating Preferred Stock for $55,000 in net cash proceeds after payment of underwriting fees. Cumulative unpaid dividends on outstanding shares were $5,250 as of June 30, 2002.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 2001.

     Total revenues for the three months ended June 30, 2002 were $305,467 compared to $940,624 for the three months ended June 30, 2001, a decrease of $635,157 or approximately 67.5%. The decrease was primarily attributable to an absence of land sales made by American Asset Development Corporation ("AADC"), the Company's real estate development subsidiary during the period ended June 30, 2002 as compared to land sales in the amount of $490,078 during the period ended June 30, 2001. To a lesser extent the decrease was attributable to a decrease in mortgage origination fees of $110,332, or approximately 34.3%, to $211,318 from $321,650 during the comparable 2001 period. Mortgage interest income decreased by $33,371, or approximately
27.3% to $88,974 from $122,345 and application and commitment fee income decreased by $1,376, or approximately 21.0%, to $5,175 from $6,551 during the comparable 2001 period. The decrease in mortgage origination fees, application and commitment fees, and interest income are attributable to the Company's decrease in the number of mortgage applications received and closed during the period. This was primarily a result of the Company moving its offices during April 2002 which resulted in an interruption of normal operations that the Company estimates had a material adverse impact on the results of the three month period ended June 30, 2002. To a lesser extent, the decrease also resulted from the Company raising its acceptance standards which pertain to credit scores or the ratio of proposed debt to income for applications received from its wholesale sources of mortgage originations during the 2002 period. The Company believes that by raising its acceptance standards it will experience more efficiency in its operations by reducing the number of unacceptable applications and have a better ratio of closed loans as compared to applications received.

     The Company continued to see an increase in mortgage refinance applications in the 2002 period due to a decrease in interest rates during the period and continued focusing its efforts on expanding its wholesale business and to lessening its dependence on its full time retail mortgage sales personnel which have not been economically viable sources of originations for the Company in the past. During the three month period ended June 30, 2002, the Company continued to expand its wholesale sources of business by primarily having an executive of its mortgage wholesale business represent the Company in the wholesale market place. During the three months ended June 30, 2002, CFC closed 55 residential mortgage loans in the principal amount of $10,805,321 compared to 72 loans closed in the principal amount of $12,131,690 in the three months ended June 30, 2001. At June 30, 2002, the Company had approximately 72 residential mortgage applications in process in the principal amount of $11,439,919 compared to 138 residential mortgage applications in process in the principal amount of $27,843,861, at June 30, 2001.

     Total expenses for the three months ended June 30, 2002 were $387,128, a decrease of $634,937 or approximately 62.1% from $1,022,065 in the comparable 2001 period primarily due to an absence of land development costs as compared to $451,769 of such costs during the comparable 2001 period, and to a lesser extent due to a decrease of $49,519 in the Company's sales commissions which was directly attributable to a lesser dollar amount of mortgage loan closings, a decrease in interest expense of $56,394, due to decreased utilization of the Company's warehouse line of credit as a result of the lesser amount of closed mortgage loans, a decrease in employee compensation of $19,006 and a decrease in other expenses of $58,249 which were a result of decreased costs related to certain business expenses such as rent, equipment, supplies, postage, and miscellaneous office expenses. These reduced expenses were offset by increased accounting and legal expenses which are also included in other expenses. The Company's ongoing litigation costs are expected to continue for the foreseeable future and continue to have a material adverse effect on the Company's business as well as liquidity. As a percentage of revenues, expenses were approximately 126.7% in the current period compared to approximately 108.7% in the comparable 2001 period.

     As a result of the foregoing, and the payment of a Preferred Stock dividend of $5,250, the Company's net loss for the three months ended June 30, 2002 was $86,083 or $0.07 per common share, compared to a net loss of $79,941, or $0.06 per common share in the comparable 2001 period.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2001.

     Total revenues for the six months ended June 30, 2002 were $643,816 compared to $1,198,771 for the six months ended June 30, 2001, a decrease of $554,955 or approximately 46.3%. The decrease was attributable to an absence in land sales during the 2002 period from $490,078 in the comparable 2001 period, a decrease of $69,069 in mortgage origination fees to $432,511 from $501,580 in the comparable 2001 period, a slight increase in mortgage interest income to $197,435 from $197,262 in the comparable 2001 period and an increase in mortgage application and commitment fees of $4,019 to $13,870 from $9,851 in the comparable 2001 period. The decrease in mortgage applications was primarily a result of the disruption in business due to the Company's move of its offices during the period which sharply decreased the number of applications the Company received. The continuation of interest rates at the current or lower levels is expected to have a positive effect on the Company's business, although there can be no assurance that interest rates will decline or remain at present low levels. During the six months ended June 30, 2002, CFC closed 109 residential mortgage loans in the principal amount of $20,961,310 compared to 163 loans closed in the principal amount of $27,277,991 in the six months ended June 30, 2001.

     Total expenses for the six months ended June 30, 2002 were $794,375 a decrease of $608,666 or approximately 43.4% from $1,403,041 in the comparable 2001 period due to an absence in land and development costs during the 2002 period as compared to $451,769 land development cost during the same period in 2001, a decrease in interest expense of $61,377 to $75,172 from $136,549 during the same period in 2001, a decrease in commission of $18,836 to $304,644 from $323,480 during the same period of 2001 due to a lesser number of mortgage loan closings during the current period, a decrease in employee compensation and benefits of $25,582 to $188,202 from $213,784 during the same period of 2001, and a decrease in other expenses of $51,102 to $226,357 from $277,459 in the same period of 2001. As a percentage of revenues, expenses were approximately 123.4% in the current period compared to 117.1% in the comparable 2001 period.

     As a result of the foregoing and the payment of Preferred Stock dividends of $10,035, the Company's net loss attributable to common stockholders for the six months ended June 30, 2002 was $158,681 or $0.12 per common share, compared to a net loss of $200,269 or $0.15 per common share for the comparable 2001 period.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had cash and cash equivalents of $205,742 compared to $298,319 at December 31, 2001, a decrease of $92,577 or approximately 31.0%. This decrease is attributable to net cash used in its operating activities of $132,582, which was primarily offset by net cash of $40,545 in financing activities, net cash provided by financing activities was derived from the net proceeds from issuance of Series A Preferred Stock after note payable payments and Preferred Stock dividends.

     The Company utilizes one $6,000,000 warehouse line of credit for its Daily mortgage loan funding operations. Interest on this line of credit is charged at the rate of Wall Street Journal Prime Rate plus one and one half percent and expires on March 31, 2003. Whenever possible the Company employs its available cash to fund mortgage loans which generates mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit line. The warehouse line enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At June 30, 2002, the Company had borrowed $2,605,172 from its warehouse line of credit representing approximately $2,665,333 in closed loans ready for sale.

     During December 2001, the Company commenced an offering of up to $600,000 of its 10% Series A, Cumulative Participating Preferred Stock.
As of December 31, 2001, the Company had received and accepted one subscription in the amount to of $150,000 from one of its directors. During the six month period ended June 30, 2002, the Company had received and accepted two additional subscriptions aggregating $60,000 from non-affiliated accredited investors. An underwriting fee of $5,000 was charged in conjunction with one of these subscriptions, resulting in total net proceeds during the six month period ended June 30, 2002 of $55,000. The sale of these securities was made by the Company on a private basis pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

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

     During April 2002, the Company moved its offices to 1280 Rt. 46, Parsippany, New Jersey.

     As of June 30, 2002, the Company owns 1 building lot in Hunterdon County, New Jersey, which is not under contract of sale. The Board of Directors authorized the Company to build a single family, colonial style home on the lot, on speculation and offer it for sale to prospective buyers. At the present time the Company has decided not to build a house on speculation and is offering the final lot it owns for sale with a build to suit option. Although there can be no assurance that the Company will be successful in this undertaking, the Company has retained an on-site construction manager who is a non-affiliate of the Company, to assist the Company in the construction of the build to suit house on the lot when and if it obtains a buyer for the lot and house.

     The Company estimates that it will require additional capital in order to successfully implement its future operational plans. As a result, the Company is seeking additional capital through, among other means, an infusion of noncollateralized loans and the sale of additional equity in the Company or it's subsidiaries. However, there can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company.



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

Item 2. Changes in Securities and Use of Proceeds

     During the six month period ended June 30, 2002, the Company issued 60,000 shares of its Series A Cumulative Convertible Participating Preferred Stock for $55,000 in net cash proceeds after payment of underwriting fees. The sale was made pursuant to the exemptions from registration in Section 4(2) and/or Regulation D of the Securities Act of 1933.

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

                            AMERICAN ASSET MANAGEMENT CORPORATION
                                        (Registrant)


Date:  August 14, 2002        By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal)
                              Executive and Financial Officer)