Form 10QSB
period 2002-09-30
AMERICAN ASSET MANAGEMENT CORP
filed 2002-11-15
CIK 852015

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        ________________________

                             FORM 10-QSB


(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  September 30, 2002

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2002 there were 1,316,989 shares of its no par value common stock issued and 1,295,970 shares outstanding.

Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
             AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
_____________________________________________________________________________
                                               September 30,     December 31,
ASSETS                                         ___2002___     ____2001____
Current Assets:
Cash                                          $  247,231       $  298,319
Mortgage loans held for sale                   2,393,854        3,411,888
Prepaid expenses &
  other current assets                            36,945           79,703
     Total Current Assets                      2,678,030        3,789,910

Land Development Costs                           161,091          158,502
Property & Equipment, Net                          2,849            4,894
     TOTAL ASSETS                              2,841,970        3,953,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Warehouse finance facility                    2,339,731        3,336,358
 Accounts payable, accrued expenses
   and other current liabilities                 162,219          155,758
 Deferred income                                  11,018           17,991
Current maturities of note payable                27,427           25,518
              Total Current Liabilities        2,540,395        3,535,625

Note Payable, Net of Current Maturities           23,864           40,627

Commitments and Contingencies

Stockholders' Equity:
 Series A Preferred stock, no par value
 (liquidation preference $210,000);
 600,000 shares authorized, 210,000
 and 150,000 issued and outstanding at
 September 30, 2002 and December 31, 2001,
 respectively.                                   205,000          150,000
Common stock, no par value;
 10,000,000 shares authorized;
 1,316,989 shares issued at September 30,
 2002 and December 31, 2001; 1,295,970
 shares outstanding at September 30, 2002
 and December 31, 2001                         3,852,825        3,852,825
Additional paid-in capital                       231,207          231,207
Accumulated deficit                           (3,940,176)      (3,785,833)
Treasury stock, 21,019 shares at cost            (71,145)         (71,145)

     Total Stockholders' Equity                  277,711          377,054
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                     2,841,970        3,953,306

        See accompanying Notes to Consolidated Financial Statements.

                                            -2-
             AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
____________________________________________________________________________
                         For the Three Months|For the Nine Months
                         __Ended  Sept. 30,___|__Ended Sept. 30,___
                         ___2002__   __2001___|__2002__   __2001___

Revenues:
 Mtg origination fees   $ 385,595  $ 234,518   $ 818,106  $ 736,098
 Land sales                 -0-        -0-          -0-     490,078
 Application &
  commitment fees           4,918      6,920      18,788     16,771
 Mtg interest income       97,399    140,447     294,834    337,709
     Total revenues       487,912    381,885    1,131,728 1,580,656

Expenses:
 Employee compensation
  & benefits               79,261    107,461     267,463    321,245
 Commissions              249,075    176,907     553,719    500,387
 Other expenses           101,983    153,083     328,340    430,542
 Land development costs       -0-        -0-         -0-    451,769
 Interest expense          48,631     92,750     123,803    229,299
     Total expenses       478,950    530,201   1,273,325  1,933,242

Income (Loss)
from operations             8,962   (148,316)   (141,597)  (352,586)

Other income                  626      1,196       2,539      5,197

Income (Loss) before provision
 for income taxes           9,588   (147,120)   (139,058)   (347,389)

Provision for
income taxes                  -0-        -0-        -0-         -0-

Net income (loss)           9,588   (147,120)   (139,058)   (347,389)

Dividends on
 Preferred Stock            5,250       -0-       15,285         -0-

Net Income (Loss) Attributable to
 Common Stockholders        4,338   (147,120)   (154,343)   (347,389)

EARNINGS (LOSS) PER COMMON SHARE,
 Basic                     $ 0.00    $ (0.11)    $ (0.12)    $ (0.26)
 Diluted                   $ 0.00    $ (0.11)    $ (0.12)    $ (0.26)

WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING,
 Basic                  1,295,970  1,310,060   1,295,970   1,314,671
 Diluted                1,295,970  1,310,060   1,295,970   1,314,671


   See accompanying Notes to Consolidated Financial Statements.

                                       -3-
             AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
____________________________________________________________________________
                                                 For the Nine Months
                                             ______Ended  Sept. 30,______
                                             __2002___          __2001___
Cash flows from operating activities:
 Net loss                                   $(139,058)         $(347,389)
 Adjustments to reconcile net loss to
  net cash used in
  operating activities:
 Depreciation and amortization                  2,585              8,467

Changes in assets & liabilities:
 Mortgage loans held for sale               1,018,034          1,891,972
 Mortgage loans receivable                        -0-             24,000
 Prepaid expenses & other current assets       42,758             (8,630)
 Land development costs                        (2,589)           220,890
 Warehouse finance facility                  (996,627)        (1,869,427)
 Deferred income                               (6,973)             4,814
 Accounts payable accrued expenses
  and other current liabilities                 6,461            (26,523)

 Net cash used in operating activities        (75,409)          (101,826)

Cash flows used in investing activities:
 Purchases of property and equipment             (540)              (437)

Cash flows from financial activities:
 Payments on note payable                     (14,854)            (5,000)
 Preferred stock dividends                    (15,285)               -0-
 Net Proceeds from issuance of Series A
  Preferred Stock                              55,000                -0-
Net cash provided by (used in)
financing activities                           24,861             (5,000)

Net decrease in cash                          (51,088)          (107,263)

Cash, beginning of period                     298,319            371,012

Cash, end of period                          $247,231           $263,749

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest                                    $125,613           $229,299
Income taxes                                $  -0-          $    -0-

Supplemental schedule of non-cash investing and financing activities:
  As a result of a litigation settlement, 20,019
  shares of Company common stock were repurchased
  and held in treasury, in exchange for the
  assumption of a note payable               $  -0-          $    71,145

   See accompanying Notes to Consolidated Financial Statements.

                                      -4-
             AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
__________________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany elimination's necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 2001 Annual Report on Form 10-KSB. Reference is made to the Company's annual financial statements for the year ended December 31, 2001, for a description of the accounting policies which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.
The results of the nine months ended September 30, 2002 are not necessarily indicative of the results of the full year.

2.  NET EARNINGS (LOSS) PER SHARE

     Basic EPS and Diluted EPS for the nine and three month periods ended September 30, 2002 and 2001 have been computed by dividing the net income
(loss) attributable to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding 10% Series A, Cumulative Participating Preferred Stock and options have been excluded from the computation of Diluted EPS as they are antidilutive.

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

Nine Months Ended             CFC      AADC     Parent      Total
September 30, 2002
Revenues                  1,131,728      -0-       -0-   1,131,728
Segment Profit (Loss)       (18,567)    (368) (120,123)   (139,058)
Net identifiable assets   2,666,582  172,239     3,149   2,841,970

Nine Months Ended             CFC      AADC     Parent      Total
September 30, 2001
Revenues                  1,090,578  490,078      -0-    1,580,656
Segment Profit (Loss)      (196,497)  37,797  (188,689)   (347,389)
Net identifiable assets   2,186,094  219,148    13,161   2,418,403


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

     The Company is in violation of the warehouse line's net worth covenant as of September 30, 2002. The Company has had discussions with the bank, and the bank has advised the Company that they will continue to maintain the line of credit until it's scheduled maturity date of March 31, 2003. However, the bank has indicated that they may impose a reduction in the available line of credit to an amount equal to 20 times total net worth. This potential reduction is not expected to have a significant effect on the Company's ability to conduct business until March 31, 2003.

     The terms of the warehouse line of credit and the Company's internal control policies require that a commitment be obtained from the purchaser, prior to the Company closing the loan with the mortgagor. Accordingly, the Company does not record any provision for uncollectible mortgage loans held for sale.


5.  STOCKHOLDERS' EQUITY

     During the nine month period ended September 30, 2002, the Company issued 60,000 shares of its Series A Cumulative Convertible Participating Preferred Stock for approximately $55,000 in net cash proceeds after payment of sales commissions.


























                                    -6-
Item 2.
             AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained in this report on Form 10-QSB are forward looking statements that involved a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors, include, but are not limited to, those relating to competition, the ability to successfully market new mortgage products and services, the economic conditions in the markets served by the Company, the ability to hire and retain key personnel and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe", "anticipate", "expect", "intend" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.
_____________________________________________________________________________
RESULTS OF OPERATIONS

THREE MONTHS ENDED September 30, 2002 COMPARED TO THE THREE MONTHS ENDED September 30, 2001.

     Total revenues for the three months ended September 30, 2002 were $487,912 compared to $381,885 for the three months ended September 30, 2001, an increase of $106,027 or approximately 27.7%. The increase was primarily attributable to an increase in mortgage origination fees of $151,077, or approximately 64.4%, to $385,595 from $234,518 during the comparable 2001 period. Mortgage interest income decreased by $43,048, or approximately 30.7% to $97,399 from $140,447 and application and commitment fee income decreased by $2,002, or approximately 28.9%, to $4,918 from $6,920 during the comparable 2001 period. The decrease in interest income is attributable to a reduction in mortgage interest received on loans with lower note rates that were owned and being warehoused by the Company while awaiting sale to institutional and other investors and to a lesser extent a small decrease in the number of mortgage applications and commitment fees received during the period. The decrease in applications and commitment fees resulted from the Company raising its acceptance standards, which pertain to credit scores or the ratio of indebtedness to income of the applicants received from its wholesale sources of mortgage originations during the 2002 period. The Company believes that by raising its acceptance standards it will experience more efficiency in its operations by reducing the number of unacceptable applications and achieve a better ratio of closed loans as compared to applications received.

     The Company continued to see an increase in mortgage refinance applications in the 2002 period due to a decrease in interest rates during the period and continued focusing its efforts on expanding its wholesale business. During the three month period ended September 30, 2002, the Company established a closer business relationship with one of its wholesale mortgage banking customers and during the period has received a larger percentage of the customers overall mortgage production than it had experienced in the past.

                                    -7-
In addition, because of the amount, regularity and type of mortgage loans that this improved relationship now generates, the Company has a goal of selling pools of mortgages, also referred to as "bulk sales", to institutional and other investors rather than one at a time sales as it presently conducts its business. The Company believes it can negotiate greater revenues per mortgage sold by this pooling method and has received approval during the period ended September 30, 2002 from a major institution to sell mortgages in bulk, "pools," to that institutional investor. The Company also believes there are numerous other entities that it may make bulk sales to. Further, the Company believes, though there can be no assurance, that through pooling it can increase its wholesale customers and business volume, as a result of being able to offer better competitive rates and higher compensation to its wholesale customers while still increasing its net revenues per loan on a percentage basis.

     During the three months ended September 30, 2002, the Company received 111 mortgage loan applications for processing from borrowers aggregating approximately $25,612,152 as compared to 110 mortgage loan applications in an aggregate of approximately $21,250,750 in the comparable 2001 period. Of the 111 loans originated during the three months ended September 30, 2002, 63 loans or approximately 56.7% of the total were refinance applications and 48 loans or approximately 43.3% of the total were purchase applications.
Included in the purchase mortgage amounts are 9 second mortgages which aggregate approximately $561,400 as compared to 7 second mortgage applications received during the comparable 2001 period which aggregated approximately $173,900.

     During the three months ended September 30, 2002, the Company closed
60 residential mortgage loans in the principal amount of $14,343,446 compared to 55 loans closed in the principal amount of $10,805,321 in the three months ended September 30, 2001. At September 30, 2002, the Company had approximately 83 residential mortgage applications in process in the principal amount of $17,890,735 compared to 72 residential mortgage applications in process in the principal amount of $11,439,919, at September 30, 2001.

     Total expenses for the three months ended September 30, 2002 were $478,950, a decrease of $51,251 or approximately 9.7% from $530,201 in the comparable 2001 period primarily due to a reduction of $28,200 in employee compensation resulting from a decrease in personnel and the rate of compensation paid and benefits or approximately 26.2% to $79,261 from $107,461 in the comparable 2001 period, a reduction of $51,100 in other expenses or approximately 33.4% to $101,983 from $153,083 in the comparable 2001 period and a reduction of $44,119 in interest expense or approximately 47.6% to $48,631 from $92,750 in the comparable 2001 period due to a lower interest rate charged on borrowed money. These reductions in expenses were partially offset by an increase in commissions of $72,168 or approximately 40.8% to $249,075 from $176,907 in the comparable 2001 period. As a percentage of revenues, expenses were approximately 98.2% in the current period compared to approximately 138.8% in the comparable 2001 period.

     As a result of the foregoing and the payment of Preferred Stock Dividends of $5,250, the Company's earnings per share attributable to common stockholders for the three months ended September 30, 2002 was $0.003 per share compared to a net loss of $147,120 or $0.11 per share for the comparable 2001 period.

                                 -8-
NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

     Total revenues for the nine months ended September 30, 2002 were $1,131,728 compared to $1,580,656 for the comparable 2001 period. The $448,928 decrease in revenue was primarily attributable to an absence in land sales during the 2002 period from $490,078 in the comparable 2001 period, and a decrease of $42,875 in mortgage interest income to $294,834 from $337,709 in the comparable 2001 period. This was partially offset by an increase in mortgage origination fees of $82,008 to $818,106 from $736,098 in the comparable 2001 period and an increase in mortgage application and commitment fees of $2,017 to $18,788 from $16,771 in the comparable 2001 period. The effect of lower interest rates during the period has had a positive effect on the Company's business, although there can be no assurance that interest rates will continue to decline or remain at present low levels. During the nine months ended September 30, 2002, the Company closed 169 residential mortgage loans in the principal amount of $35,304,756 compared to 228 loans closed in the principal amount of $40,606,562 in the nine months ended June 30, 2001.

     Total expenses for the nine months ended September 30, 2002 were $1,273,325 a decrease of $659,917 or approximately 34.1% from $1,933,242 in the comparable 2001 period due to an absence in land and development costs during the 2002 period as compared to $451,769 land development costs during the same period in 2001, a decrease in interest expense of $105,496 to $123,803 from $229,299 during the same period in 2001 due to a lower interest rate charged on borrowed money, a decrease in employee compensation and benefits of $53,782 to $267,463 from $321,245 during the same period of 2001, and a decrease in other expenses of $102,202 to $328,340 from $430,542 in the same period of 2001. These reduced expenses were partially offset by an increase in commission of $53,332 to $553,719 from $500,387 during the same period of 2001. As a percentage of revenues, expenses were approximately 112.5% in the current period compared to approximately 122.3% in the comparable 2001 period.

     As a result of the foregoing and the payment of Preferred Stock dividends of $15,285, the Company's net loss attributable to common stockholders for the nine months ended September 30, 2002 was $154,343, or $0.12 per common share, compared to a net loss of $347,389 or $0.26 per common share for the comparable 2001 period.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, the Company had cash and cash equivalents of $247,231 compared to $298,319 at December 31, 2001, a decrease of $51,088 or approximately 17.1%. This decrease is attributable to net cash used in its operating activities of $75,409, that was partially offset by net cash provided by financing activities of $24,861. Net cash provided by financing activities was derived from the net proceeds from issuance of Series A Preferred Stock after note payable payments and Preferred Stock dividends.

     The Company utilizes one $6,000,000 warehouse line of credit for its daily mortgage loan funding operations. Interest on this line of credit is charged at the rate of Wall Street Journal Prime Rate plus one and one half

                                  -9-
percent and expires on March 31, 2003. Whenever possible the Company employs its available cash to fund mortgage loans which generates mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit line. The warehouse line enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At September 30, 2002, the Company had borrowed $2,339,731 from its warehouse line of credit representing approximately $2,393,854 in closed loans ready for sale.

     During December 2001, the Company commenced an offering of up to $600,000 of its 10% Series A, Cumulative Participating Preferred Stock. As of December 31, 2001, the Company had received and accepted one subscription in the amount to of $150,000 from one of its directors.

     During the nine month period ended September 30, 2002, the Company had received and accepted two additional subscriptions aggregating $60,000 which resulted in net proceeds of approximately of $55,000 after payment of sales commissions.

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

     During April 2002, the Company moved its offices to 1280 Rt. 46, Parsippany, New Jersey.

    As of September 30, 2002, the Company owns 1 building lot in Hunterdon County, New Jersey, which is not under contract of sale. The Board of Directors authorized the Company to build a single family, colonial style home on the lot, on speculation and offer it for sale to prospective buyers. At the present time the Company has decided not to build a house on speculation and is offering the final lot for sale with a build to suit option. Although there can be no assurance that the Company will be successful in this undertaking, the Company has retained an on-site construction manager who is a non-affiliate of the Company, to assist the Company in the construction of the build to suit house on the lot when and if it obtains a buyer for the lot and house.

     The Company estimates that it will require additional capital in order to successfully implement its future operational plans. As a result, the Company is seeking additional capital through, among other means, an infusion of noncollateralized loans and the sale of additional equity in the Company or its subsidiaries. However, there can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company.


                                  -10-
Item 3. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") who also serves as the Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part 1 - Item 3 contained in the Company's 10-KSB for the year ended December 31, 2001 for further information relating to the pending action commenced against, among others, the Company and its President described below.

    The action, which commenced in March 1999 in the Chancery Division of the Superior Court of New Jersey, Union County, the plaintiffs allege that the Company aided and abetted a former director in converting the assets of two New Jersey limited liability companies by accepting loans and payments from these two companies and the former director and repaying the loans to the former director in the form of cash and Company stock. The Company is unable to estimate the impact, if any, this matter would have on its financial statements.

Item 2. Changes in Securities and Use of Proceeds

     During the nine month period ended September 30, 2002, the Company sold 60,000 shares of its Series A Cumulative Convertible Participating Preferred Stock to accredited investors in a private placement for $55,000 in net cash proceeds after payment of $5,000 of sales commissions. The sales were made pursuant to the exemptions from registration in Section 4(2) and/or Regulation D of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits - 99.1 Certification of Chief Executive and
Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
     (b)  No Reports




                                  -11-

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AMERICAN ASSET MANAGEMENT CORPORATION
                                        (Registrant)




Date:  November 14, 2002      By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)





































                                   -12-


           CERTIFICATION OF CHIEF EXECUTIVE AND FINANCIAL OFFICER

I, Richard G. Gagliardi, the Chief Executive Officer and Chief
Financial Officer of American Asset Management Corporation,
Certify that:


1. I have reviewed this quarterly report on Form 10-QSB of American Asset Management Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



                               -13-
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                      _s/Richard G. Gagliardi_____
                                              Richard G. Gagliardi,
                                              Chief Executive Officer
                                              and Chief Financial Officer











































                                  -14-