Form 10KSB
period 2002-12-31
AMERICAN ASSET MANAGEMENT CORP
filed 2003-04-11
CIK 852015

Securities and Exchange Commission
                    Washington, D.C.  20549
                           FORM 10 KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002
                                -OR-
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   ( X )

For the year ended December 31, 2002, the issuer's revenues were $1,664,892. As of March 24, 2003 the aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $191,779.

As of March 24, 2003 the issuer has 1,316,989 shares of its no par value Common Stock issued and 1,295,970 shares outstanding.

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


GENERAL

     American Asset Management Corporation (the "Company"), conducts its business through two wholly-owned subsidiaries, Capital Financial Corp. ("Capital"), a licensed mortgage banking company in New Jersey and American Asset Development Corporation ("Development"), which is engaged in the development of residential real estate (the "Property") for sale in Hunterdon County New Jersey. Unless otherwise indicated, all references to the Company in this report include the Company and its subsidiaries.

The Company was incorporated in the State of New Jersey on July 1, 1988.

BUSINESS DEVELOPMENTS OF 2001 AND 2002

     During December 2001, the Company commenced an offering of up to $600,000 of its 10% Series A Cumulative Participating Preferred Stock.
As of December 31, 2001, the Company had received and accepted one subscription in the amount of $150,000 from one of its directors. As of March 30, 2002 the Company had received and accepted two additional subscriptions aggregating $60,000 from non-affiliated accredited investors.

     During December 2002, the Company commenced an offering of up to $300,000 of it's 10% Series B Cumulative Convertible Participating Preferred Stock.
As of December 31, 2002, the Company had received and accepted one subscription in the amount of $25,000 from one of it's directors. There were no subsequent subscriptions received by the Company as of March 24, 2003.

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

     The Company generally sells its loans on a loan-by-loan basis to mortgage investors, which are usually savings banks. The Company estimates that approximately 85% of its loan applications typically close within 90 days from the date of application. During 2002, the Company sold loans to 11 different investors two of which accounted for 70% of total revenues. During 2001, the Company sold loans to 17 different investors, three of which accounted for 80% of total revenues. The Company believes that there are numerous other investors to which the Company could readily sell its loans if, for any reason, it was unable to sell its loans to the above investors. As of March 24, 2003, the Company had agreements with approximately 25 investors, to which the Company may sell its loans or refer applications to.

     The Company has a $9,000,000 warehouse line of credit from a mortgage warehouse lender which provides the Company with a facility to borrow funds secured by originated residential mortgage loans which will be temporarily warehoused and then sold. The warehouse line of credit, which expires on March 31, 2004, is secured by the personal guarantee of the Company's President. The Company will borrow only against takeout commitments issued by qualified investors who have pre-approved the loans and committed to purchase the closed loan from the Company. By using the warehouse funds instead of "table funding", (funding provided by the investor who purchases the loan from the Company), the Company has generally been able to receive more favorable pricing from its investors which the Company believes has made it more competitive in the market place. The warehouse line has also allowed the Company to sell loans to investors which do not table fund and only purchase closed loans from it's correspondents, i.e. Capital.

     The interest rate currently being charged to the Company on borrowed warehouse funds outstanding is variable at 1 3/4% over the prime lending rate as quoted by the Wall Street Journal. As of December 31, 2002, the Company had borrowed $4,651,301 under this line of credit.

     While the Company generally utilizes one $9,000,000 warehouse line of Credit for its daily mortgage loan funding operations, whenever possible the Company employs its available cash to fund mortgage loans. When the Company uses its available cash rather than the warehouse line to fund a loan it generates mortgage interest income, as well as saves interest costs and other fees associated with using the warehouse credit line.

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

     During 2002 the Company experienced an increase in mortgage refinancings as a result of a general decrease in mortgage interest rates during the year. However, as a result of actions taken by Capital since 1994 to implement other methods of securing purchase loan originations, including those discussed below, the Company, to a certain extent, has lessened its prior dependence on mortgage refinancings. Nevertheless, the Company believes that a significant increase in mortgage rates would adversely affect its ability to close both the number of home purchase loans and refinance loans, which would have an adverse effect on the Company's financial position.

     As part of its efforts to expand its ability to obtain loan originations, the Company has hired a Vice President with approximately eight years mortgage industry experience. He is responsible for secondary marketing, wholesale and Internet development and assists management in the day-to-day operations of the Company, as-well-as serving on the board of directors of Management and Capital.


     Since 2000 the Company has primarily focused its efforts in the wholesale area of mortgage origination and since January 2002 to complement its wholesale business, utilizing its own retail sales force of loan originators.

     As of March 31, 2003, the Company estimates that it has approximately
30 wholesale correspondents which provide the Company with loan originations on a regular basis which equals the number of wholesale correspondents it had in March 2002. The Company has established a closer business relationship with one of its wholesale correspondents whose offices are located within the same building as the Company's. This close proximity provides an increased level of service to the wholesale correspondent and the Company believes it has received a larger percentage of the correspondent's overall mortgage production then it had experienced in the past.

     In addition, because of the amount, regularity, and type of mortgage
Loans that this improved relationship now generates, the Company has a goal of selling pools of mortgages, also referred to as "bulk sales", to institutional and other investors rather than one mortgage loan at a time sales as it presently conducts its business. The Company believes it can negotiate greater revenues per mortgage sold by this pooling method and received approval during the quarter ended September 30, 2002 from a major institution to sell mortgages in bulk, "pools", to that institutional investor. The Company also believes there are numerous other entities that it may make bulk sales to. Further, the Company believes, though there can be no assurance, that through pooling it can increase its wholesale customers and business volume, as a result of being able to offer more competitive rates and higher compensation to to its wholesale customers while still increasing its net revenues per loan on a percentage basis.

     There can be no assurance the Company will be successful in its relationships with wholesale correspondents and other loan originators as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company.

     During the fiscal year ending December 31, 2002, the Company continued marketing its services to the public through the Internet using its website home page linked to a major website belonging to a national provider of mortgage loans and other financial statistics. The national provider's website provides the public with the Company's lending programs and interest rates on a daily basis, in addition to the rates of other lenders that the Company competes with. As a result of its marketing through the Internet, the Company has received numerous inquiries which have resulted in mortgage loan applications and closings from persons seeking mortgage financing. The Company continues to be encouraged with the results its Internet marketing has provided as an additional source of mortgage applications.

     To date, the number of domestic mortgages originated over the Internet, relative to the total mortgage origination market is very small. In 2002, industry wide only a small percentage of total mortgage originations were generated via the Internet. However, according to certain mortgage banking industry sources, by the year 2005 the Internet could comprise 25% to 30% of total mortgage originations. The Company's marketing strategy is to supplement its current personal relationship based origination business with marketing conducted over the Internet. There can be no assurance that the Company will be successful in the future in using the Internet as a source of mortgage loan applications.


BUSINESS - AMERICAN ASSET DEVELOPMENT CORPORATION

     Development, which was incorporated in New Jersey in 1992 has been involved in the development and sale of residential homes and lots on property located in Hunterdon County, New Jersey.

     In connection with Development's activities in October 1996, the Company received approval of and in December 1996 closed a construction mortgage financing line of credit in the amount of $550,000. The loan also provided a letter of credit in the amount of $111,583 which the Company was required to assign and deposit in escrow with certain municipal authorities in connection with its development activities. The mortgage loan also provided Development with $430,417 which was used to refinance a mortgage loan on the property then owned by Development, funds to complete the balance of required site improvements of the property and provided an interest reserve. The letter of credit currently expires in December 2003. During March 1999, the Company was able to reduce the letter of credit requirement to $39,000. The mortgage loan is secured by the personal guarantee of the Company's President. The letter of credit is also guaranteed personally by the Company's President. As of December 31, 2002 the mortgage loan still exists on the property to further secure the letter of credit but has a zero balance.

     During December 2002, the Company borrowed $100,000 on its remaining building lot through a mortgage and note, with a personal guarantee by the Company's President, at a 10% rate of interest which is due on July 1, 2003. As of March 21, 2003 the Company sold its remaining 1 building lot in Hunterdon County, New Jersey for $175,000 and paid in full the mortgage on the lot including all interest owed. Accordingly the original mortgage on the subdivision was also cancelled.

    As required by the Township,the Company has deposited $39,000 of the Sales proceeds from the March 21, 2003 lot sale in an interest bearing escrow account to guarantee the letter of credit which guarantees the balance of all improvements to be completed as required by municipal authorities.

     During March of 2003, Development has transferred the escrow account of $39,000 to Capital in partial repayment of monies Development owed to Capital.

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

EMPLOYEES

     As of March 24, 2003, the Company had 6 employees, of whom 3 were employed as executives or in administrative positions and 3 were employed in the processing of mortgage loans and other clerical positions. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices were located in Bernardsville, New Jersey until April 5, 2002. On April 1, 2002 the Company entered into a new 30 month lease with a non-affiliate of the Company of an approximate 700 square foot office located in Parsippany, NJ. The terms of this new lease provided for monthly rent payments of $952 until October 1, 2002, and then $999.60 per month until October 1, 2003 when the rent was to increase to $1,049.58 per month.

     During December 2002, the Company expanded its square footage to a total of 2,250 from 700 within the building by the mutual termination of the lease it entered into on April 1, 2002 and negotiated a new lease with the same landlord which commenced on January 1, 2003, for 36 months at a cost of $3,660 per month. The lease also provides the Company with a 2 year term renewal option at a monthly rental of $3,880 per month.


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

     Counter defendants, including the Company defendants, have filed cross claims against other defendants and each other for contribution and indemnification. The Company denies any wrongdoing and believes that the claims against the Company Defendants are without merit, and intends to defend the action vigorously. The case is currently in the discovery stage and the Company is unable to predict the outcome of this litigation at this time. However, it does not expect that the ultimate resolution to this matter will have a material effect on its results of operations and financial condition.

     On May 18, 1999, Rica submitted to the Company his resignation from the Company's Board of Directors.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year ended December 31, 2002.

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

                     2002 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock    0.70   0.40     0.70   0.40     0.80   0.40   0.70  0.40

                     2001 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock   0.375  0.3125   0.375  0.37      0.40   0.15   0.50   0.30

HOLDERS

     The number of record holders of the Company's Common Stock was approximately 125 as of March 24, 2003. The Company believes that, in addition, there are in excess of 300 beneficial owners of its Common Stock whose shares are held in "street name".

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

RECENT SALES OF SECURITIES

     During the first quarter of 2002, the Company issued 60,000 shares of its Series A Cumulative Convertible Participating Preferred Stock for approximately $55,000 in net cash proceeds after payment of sales commissions.

     During December 2002, the Company commenced an offering of up to $300,000 of its 10% Series B, Cumulative Convertible Participating Redeemable Preferred Stock. As of December 31, 2002, the Company had received and accepted one subscription in the amount of $25,000 from one of its directors. There were no subsequent subscriptions received by the Company as of March 24, 2003.

     The sale of these securities was made by the Company on a private basis pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

EQUITY COMPENSATION PLANS
     See Item 11 for information concerning securities authorized for issuance under the Company's compensation plan.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     Total revenues for the year ended December 31, 2002 were $1,664,892 compared to $1,963,740 for the year ended December 31, 2001, a decrease of $298,848 or 15.2%. The decrease is primarily attributable to an absence of land sales during the year ended December 31, 2002 as compared to $490,077 during the year ended December 31, 2001 which was generated from American Asset Development Corporation, the Company's wholly owned real estate development subsidiary. Capital, the Company's wholly owned mortgage banking subsidiary, had an increase of $33,969 or 37.9% in application and commitment fee income in 2002 from $89,591 to $123,560, and an increase of $234,272 or approximately 25.8% in mortgage origination fees from $907,196 during 2001 to $1,141,468 during 2002. These increases were partially offset by a decrease in mortgage interest income from Capital of $77,012 or approximately 16.1% from $476,876 during 2001 to $399,864 during the year ended December 31,2002. The increase in mortgage related originations was the result of an increase in amount of $4,960,513 to $55,685,276 in total closings FOR the year ended December 31, 2002 FROM $50,724,763 in closings for 2001 and a small decrease in the number of closings of 258 for 2002 and 284 mortgage closings during 2001. This was a result of the Company increasing its profit margins, lower interest rates throughout most of the year, and by the Company's focus on building its wholesale business and mortgage programs offered to the Company's correspondents. The decrease in mortgage interest income was a direct result of lower interest rates on mortgages held for sale to institutions and other investors, which was partially offset by the Company holding a greater number of second mortgages in its warehouse facility which carry higher interest rates and generate greater rates of interest to the Company than first mortgages.

     For the year ended December 31, 2002, Capital closed 258 residential mortgage loans in the principal amount of approximately $55,685,276 compared to 284 loans in the principal amount of approximately $50,724,763 in the prior year, a decrease in number of 26 or approximately 9.2% and an increase in amount of $4,960,513 or approximately 10.1%. At December 31, 2002, the Company had approximately 136 mortgage loan applications in process in the amount of approximately $35,240,131 compared to approximately 91 mortgage loan applications in process in the approximate amount of $17,608,219 at December 31, 2001, an increase in number of 45 or approximately 49.5% and an increase in dollar amount of approximately $17,631,912 or 100.1%. Of the 136 loans in process as of December 31, 2002, 104 loans in the approximate amount of $29,737,211, or 84.4% were from wholesale originations and 32 loans in the approximately amount of $5,502,920 or 15.6% were originated by the Company's retail sales personnel and from the Company's executive staff.

     Total operating expenses for the year ended December 31, 2002 were $1,767,678, a decrease of $718,046 or 28.9% from the $2,485,724 incurred in the prior year. The $718,046 decrease in operating expenses was the result of the absence of land development costs for the year ended December 31, 2002 compared to land development costs of $483,487 in the prior year, a decrease in interest expense of $100,705 or approximately 35.6% to $182,462 from $283,167 in the prior year due to a smaller rate of interest charged on borrowed funds, an increase of $106,141 or approximately 15.5% in commissions to $790,119 from $683,978 in the prior year, a decrease in employee compensation and benefits of $89,451 or approximately 20.2% to $353,605 from $443,056 from the prior year and a decrease in other expenses of $150,544 or 25.4% to $441,492 from $592,036 in the prior year. Other expenses are primarily attributable to legal and accounting fees, associated warehouse and loan processing fees, and rent. Expressed as a percentage of revenues, operating expenses decreased to approximately 106.2% in 2002 from 126.6% in 2001, reflecting the decrease in expenses and increase in revenues discussed above.

     Due to the foregoing, the Company incurred a loss attributable to common stockholders of $123,446, or a $0.10 loss per share basic and diluted, for the year ended December 31, 2002 compared to a loss of $521,984, or $.40 per share for the year ended December 31, 2001.

     The Company had a deferred tax asset at December 31, 2002, arising from federal and state net operating loss ("NOL") carryforwards of approximately $3,600,000 and $3,200,000 respectively. The NOL carryforwards expire between 2003 and 2022. A valuation allowance has been recorded in the amount of $1,432,473 at December 31, 2002, due to the uncertainty of future utilization of the Company's NOL carryforwards.

     No provision for income taxes was made in 2002 and 2001 due to net operating losses.

OTHER MATTERS

     The Executive Committee of the Company's Board of Directors has approved the provision by the Company's external auditor, WithumSmith & Brown, of the non-audit service of rendering tax advice. This disclosure is made pursuant to
Section 10A(i)(2) of the Securities Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.


LIQUIDITY AND CAPITAL RESOURCES

     Throughout 2002 the Company continued to take actions that it believes are necessary to improve future operating results. Such actions included, but were not limited to, moving its offices to Parsippany, New Jersey during April 2002 and reducing the cost of rent, added additional outside sources of mortgage loans from wholesale accounts such as other mortgage bankers and brokers. During December 2002, the Company's warehouse line was increased from $6,000,000 to $8,000,000 and during January 2003, the warehouse credit line was increased to $9,000,000 as the Company's mortgage closings had increased to require a greater credit line available to fund its monthly mortgage closing obligations. As of March 31, 2003, the $9,000,000 warehouse credit line was renewed for one year and it will expire on March 31, 2004.

    The Company's capital resources during the year ended December 31, 2002, have primarily been derived from revenues generated by its mortgage banking operations, and through the sale of Preferred Stock. The Company's cash position increased in 2002 primarily as a result the proceeds of a mortgage and note on a building lot owned by its real estate development subsidiary.

     On December 31, 2002 the Company had working capital of $185,904 compared to working capital of $254,285 on December 31, 2001.

     As of December 31, 2002, the Company had cash and cash equivalents of $376,425 compared to $298,319 at December 31, 2001, an increase of $78,106 or approximately 26.2%. The increase was primarily attributable to net cash provided by financing activities of $169,454, a net cash decrease of $90,512 used in operating activities, and by net cash used in investing activities of $836.

    Net cash used in operating activities was the result of a net loss of $102,786, decreases in prepaid expenses and other current assets of $17,905, and increases in warehouse finance facility of $1,314,943. These amounts were partially offset by decreases in mortgage loans held for sale of $1,331,096 and land development costs of $5,088, depreciation and amortization of $3,552, and a decrease in deferred income of $6,354.

     Cash used in financing activities during the period ended December 31, 2002 was a $20,136 payment on a note payable and $15,410 in preferred stock dividends paid. This was partially offset by net cash of $80,000 provided by the sale of $55,000 Series A Preferred Stock, $25,000 of Series B Preferred Stock, and proceeds from issuance of notes payable from the Company's President and one of its directors in the amount of $12,500 from each and the issuance of a note and mortgage in the amount of $100,000 to an unaffiliated third party.

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

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of Critical accounting estimates or methods used in the preparation of financial statements.

     MORTGAGE LOANS HELD FOR SALE - Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The mortgages are carried at the lower of cost or market. The Company generally sells whole loans without servicing rights retained. Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination fees as components of deferred income and prepaid expenses on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale.


ITEM 7.  FINANCIAL STATEMENTS

     This information appears in ITEM 13.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

The Company's executive officers and directors are as follows:

                                          POSITION WITH
      NAME                AGE              THE COMPANY
Richard G. Gagliardi      56          Chairman of the Board,
                                      President and Chief
                                      Executive Officer

Debra Lourie              47          Secretary and Director

Bernard Gitlow            76          Director

Spence Killam             34          Director

Russell D. Frayko         40          Director

     RICHARD G. GAGLIARDI has been Chairman, President and Chief Executive Officer of the Company since its inception on July 1, 1988. Mr. Gagliardi was employed as a Registered Representative at the investment banking firm of
L. C. Wegard & Co., Inc. ("Wegard") from October 1989 to September 1991, and served as a Vice President of Wegard from October 1989 to July 1991.

     DEBRA LOURIE has been a director of the Company since July 2000 and Secretary of Capital Financial Corp. since January 2001 and Secretary of the Company since September 1, 2002. She has been a Senior Processor/Underwriter for Capital Financial Corp since March 1996. Since 1973 Ms. Lourie has held numerous banking positions of increasing responsibility with several commercial and savings banks in New Jersey.

     BERNARD GITLOW has been a director of the Company since June 1993. He has been Executive Vice President of Victor Kramer, Co., Inc. a consulting company in the laundry and linen supply industry since August 1990. Since January 1988, Mr. Gitlow has also served as a consultant to the linen supply, laundry and dry cleaning industry.

     SPENCE KILLAM has been a director of the Company since July 2000. He has been employed by Capital Financial Corp. as Vice President and Sales Manager since November 1999. Mr. Killam was the President of the Mortgage Finder from August 1997 to October 1999 and served as Sales Manager for Capital Funding, a Licensed New Jersey Mortgage Banker from October 1992 to August 1997.

     RUSSELL FRAYKO has been a director of the Company since June 2002. He has been employed as President of Joint Venture Antiques since 1983, a company in the antique and modern furniture restoration and sales business. Mr. Frayko is also President of Joint Venture Promotions, an affiliate company involved in the promotion of furniture and antique dealer trade shows.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the periods presented the compensation paid by the Company and its subsidiaries for services rendered during the fiscal year ended December 31, 2002 to the Company's Chief Executive Officer (the "named executive"). No other executive officer of the Company received an annual salary, bonus or other compensation in excess of $100,000 for the fiscal year ended December 31, 2002.

                        SUMMARY COMPENSATION TABLE

                         ANNUAL COMPENSATION     LONG-TERM COMPENSATION
   Name and Principal                        Other Annual       Awards
   Position                Year    Salary    Compensation  Securities Under-
                                                            Lying Options(#)

 Richard G. Gagliardi     2002   $110,000      $12,225(1)            0
 Chairman of the Board,   2001    110,000       11,225(1)       25,000(2)
 President and Chief      2000    100,000       11,107(1)            0
 Executive Officer

(1) Represents the approximate reimbursement cost of an automobile leased and insured by Mr. Gagliardi for business purposes. Also includes a 2% contribution aggregating approximately $2,000 during 2002 and 2001 in the Simple IRA retirement plan established in June 1998 by Capital for all employees.

(2) Represents options granted to Mr. Gagliardi in his capacity as a director of the Company

OPTION GRANTS IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     No options were granted to the named executive during fiscal 2002.

     The following table sets forth information concerning the number of options owned by the named executive and the value of any in-the-money unexercised options owned by the named executive as of December 31, 2002. No options were exercised by the named executive during the year ended
December 31, 2002:


            AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

                          Number of Securities    Value of Unexercised
                         Underlying Unexercised      In-The-Money
                       Options/SARs at 12/31/2002  Options/SARs at 12/31/2002

                       Exercisable  Unexercisable  Exercisable  Unexercisable

Richard G. Gagliardi      25,000               0           $0             $0

     The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of the options and the year-end market value of the Company's Common Stock. An option is "in-the-money" if the year-end fair market value of the Company's Common Stock exceeds the option exercise price. The closing sale price of the Company's Common Stock on December 31, 2002 was $0.40.


COMPENSATION OF DIRECTORS

     Directors of the Company receive $200 for each regular meeting they attend and $400 for attending an annual meeting. During 2002 the Company paid a total of $1600 in director fees for Board of Director meeting attendance. There were no options granted during the year ended December 31, 2002.


STOCK OPTION PLAN

     In July 1992, shareholders of the Company ratified the adoption by the Board of Directors of the Plan. As of December 31, 2002, options to purchase 75,000 shares of the Company's Common Stock have been granted pursuant to the Plan prior to the expiration of the Plan. The Company's Stock Option plan was terminated in July 2002 per the terms and conditions of the Plan.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 24, 2003 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) the named executive, (iii) each of the Company's directors and (iv) all directors and executive officers as a group:

                            AMOUNT AND NATURE      PERCENTAGE  OF
NAME AND ADDRESS  OF           BENEFICIAL            OUTSTANDING
BENEFICIAL OWNER             OWNERSHIP  (2)        SHARES  OWNED

Richard G. Gagliardi(1)       528,490 (5)              40.0%
Debra Lourie                   25,000 (5)               1.9%
Bernard Gitlow                180,751 (1)(6)           12.3%
Nathan Low                    149,000 (1)(3)           11.5%
Sunrise Foundation Trust       68,000 (1)(4)            5.3%
Brian Gonnelli                 68,000 (1)               5.3%
Spence Killam                  25,000 (5)               1.9%
Russell Frayko                 61,301 (8)(9)            4.7%

All directors and executive
officers as a group (five persons) 850,542 (6),(7),(8),(9) 52.7%

---------------------------------
(1) The address of Mr. Gagliardi is 1280 Route 46 West, Parsippany, New Jersey 07054. The address of Mr. Low and Sunrise Foundation Trust is 135 E. 57th Street, New York, NY 10022. The address of Mr. Gonnelli is 22 Kathryn Drive, Whippany, NJ 07981. The address of Mr. Gitlow is 1280 Route 46 West, Parsippany, NJ 07054

(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) According to a joint Schedule 13D filed with the Securities and Exchange Commission represents (i) 31,000 shares of Common Stock owned by Mr. Low (ii) 68,000 shares of Common Stock owned by the Sunrise Foundation Trust, of which Mr. Low is a trustee and (iii) 50,000 shares of Common Stock owned by the Nathan Low Individual Retirement Account f/b/o Low.

(4) According to a joint Schedule 13D filed with the Securities and Exchange Commission these shares are also beneficially owned by Nathan Low as reflected in footnote 3 (iii) above.

(5) Includes 25,000 shares of Common Stock which may be purchased upon exercise of immediately exercisable options.

(6) Includes 175,000 shares of Common Stock issuable upon conversion of 150,000 shares of the Company's 10% Series A Cumulative Participating Preferred Stock and 25,000 shares of the Company 10% Series B, Cumulative Participating Preferred Stock.

(7) Includes 75,000 shares of Common Stock which may be purchased upon exercise of immediately exercisable options.

(8) Includes 26,301 shares of Common Stock owned by Mr. Frayko's family.

(9) Includes 10,000 shares of Common Stock issuable upon conversion of 10,000 shares of the Company's 10% Series B, Cumulative Participating Preferred Stock.





EQUITY COMPENSATION PLAN

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2002.


                   Number of Securities  Weighted Average  Number of Securities
                   to be issued upon     exercise price of  remaining available
                   exercise of out-      outstanding        for issuance under
                   standing options,     options, warrants  compensation plans
                   warrants and rights    and rights        (excluding securi-
                                                             ties reflected in
                                                              column (a))
Plan Category:             (a)                (b)                   (c)
Equity compensation
Plans approved by
security holders:        75,000             $0.40                    0

Equity compensation
Plans not approved by
Security holders (1):         0             $0                       0

Total                    75,000             $0.40                    0


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2001, Bernard Gitlow, a director of the Company, purchased $150,000 of shares of the Company's 10% Series A Cumulative Convertible Participating Preferred Stock in the Company's private offering of such stock. In 2002, Mr. Gitlow purchased $25,000 of shares of the Company's 10% Series B.


ITEM 13.  FINANCIAL STATEMENTS, REPORTS ON FORM 8-K AND EXHIBITS

(a)(1)  FINANCIAL STATEMENTS
                                                        PAGE NO.

Report of Independent Certified Public Accountants         F-1

Consolidated Balance Sheets - December 31, 2002 and 2001   F-2
Consolidated Statements of Operations -
 for the years ended December 31, 2002 and 2001            F-3
Consolidated Statement of Changes In Stockholders'
 Equity - for the years ended December 31, 2002 and 2001   F-4
Consolidated Statements of Cash Flows - for the years
 ended December 31, 2002 and 2001                          F-5
Notes to Consolidated Financial Statements             F-6 - F-17


(b)  CURRENT REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002



(c)     EXHIBITS

      *3.1(a) Certificate of Incorporation as Amended ***3.1(b) Amendment to Certificate of Incorporation filed
                February 1995
       3.1(c) Amendment to Certificate of Incorporation filed
                January 1998
       3.1(d) Amendment to Certificate of Incorporation filed
                December 2001
       3.1(e) Amendment to Certificate of Incorporation filed
                December 2002
      *3.2    By-Laws
    **10.1    1992 Stock Option Plan
      21      Subsidiaries of the Company
      99.1    Certification of Principal Executive Officer and
              Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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



Item 14.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this Annual Report on Form 10-KSB, an evaluation was carried out (the "Controls Evaluation"), under the supervision and with the participation of Company's management, including its Chief Executive Officer ("CEO") who is also the Chief Financial Officer ("CFO"), of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Section 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934 ("Disclosure Controls")). Based upon that evaluation, the CEO/ CFO has concluded that the Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as required by the rules and forms of the Securities Exchange Commission.

The CEO/CFO notes that, since the date of the Controls Evaluation to the date of this Annual Report on Form 10-KSB, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.








INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders,
American Asset Management Corporation and Subsidiaries:

We have audited the consolidated balance sheets of American Asset Management Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Asset Management Corporation and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                /s/WithumSmith+Brown P.C.

New Brunswick, New Jersey
February 13, 2003, except as to Notes 13(1) & (2), for which the dates are March 21, 2003 and March 31, 2003 respectively











                                    F-1

               AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED  BALANCE SHEETS
                             DECEMBER 31, 2002 AND 2001
                                                          2002          2001
ASSETS
Current Assets:
 Cash                                                 $  376,425    $  298,319
 Mortgage loans held for sale                          4,742,984     3,411,888
 Prepaid expenses and other current assets                61,798        79,703
     Total Current Assets                              5,181,207     3,789,910

Land and Development Costs                               163,590       158,502
Property and Equipment, Net                                2,178         4,894
     TOTAL ASSETS                                     $5,346,975    $3,953,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Warehouse finance facility                           $4,651,301    $3,336,358
 Deferred income                                          11,637        17,991
 Accounts payable, accrued expenses and
  other current liabilities                              179,420       155,758
 Current maturities of notes payable                     152,945        25,518
     Total Current Liabilities                         4,995,303     3,535,625

Notes Payable, Net of Current Maturities                  18,064        40,627

Stockholders' Equity:
 Series B Cumulative Convertible Participating
 Preferred stock, no par value; 300,000 shares
 authorized, 25,000 and -0- shares issued and
 outstanding at December 31, 2002 and 2001,
 respectively (liquidation preference $25,000)            25,000            --
Series A Cumulative Convertible
 Participating Preferred stock, no par value;
 600,000 shares authorized, 210,000 and 150,000 shares
 issued and outstanding at December 31, 2002 and
 2001, respectively (liquidation preference $210,000
 and $150,000 at December 31, 2002 and 2001, respectively) 205,000     150,000
Common stock, no par value; 10,000,000 shares
 authorized; 1,316,989 shares issued and
 1,295,970 shares outstanding                         3,852,825     3,852,825
Additional paid-in capital                              231,207       231,207
Accumulated deficit                                  (3,909,279)   (3,785,833)
                                                        404,753       448,199
Treasury stock, at cost; 21,019 shares                  (71,145)      (71,145)
Total Stockholders' Equity                              333,608       377,054

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $5,346,975    $3,953,306



The Notes to Consolidated Financial Statements are an integral part of these statements.



                                    F-2
             AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                        2002         2001
Revenues:

Mortgage origination fees                           $1,141,468    $  907,196
Land sales                                                 --        490,077
Application and commitment fees                       123,560         89,591
Mortgage interest income                              399,864        476,876

     Total Revenues                                 1,664,892      1,963,740


Expenses:
Employee compensation and benefits                    353,605        443,056
Commissions                                           790,119        683,978
Other expenses                                        441,492        592,036
Land development costs                                     --        483,487
Interest expense                                      182,462        283,167

     Total Expenses                                 1,767,678      2,485,724

    Net Loss                                       (  102,786)    (  521,984)

 Dividends on Preferred Stock                          20,660             --

Net Loss Attributable to Common Stockholders      $  (123,446)   $  (521,984)

Net Loss Per Common Share:

     Basic                                             $(0.10)        $(0.40)

     Diluted                                           $(0.10)        $(0.40)

Weighted Average Number of Shares of Common

     Stock Outstanding:

     Basic                                          1,295,970       1,309,944

     Diluted                                        1,295,970       1,309,944








The Notes to Consolidated Financial Statements are an integral part of these statements.


                                     F-3
              AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



Series B         Series A
Cumulative      Cumulative
Convertible     Convertible
Participating  Participating              Addt'l
Pref'd Stock   Pref'd Stock   Common Stk   Paid-In    Accum'd Treasury Stk
Shares  Amt Shares  Amt Shares Amt Capital    Deficit     Shares  Amt    Total


Balance, January 1, 2001
--   --    --   $-- 1,316,989 $3,852,825 $231,207 $(3,263,849) --  $-- $820,183


Treasury Stock Purchased
--   --   --    --     --      --      --        --  (21,019) (71,145) (71,145)


Series A Preferred Stock Issued For Cash
--   -- 150,000 150,000 --      --      --         --    --      --     150,000


Net Loss
--   --   --     --     --      --       --    (521,984) --       --   (521,984)


Balance, December 31, 2001
-- 150,000 150,000 1,316,989 3,852,825 231,207(3,785,833)(21,019)(71,145)
                                                                        377,054


Series B Preferred Stock Issued For Cash
25,000 25,000 --   --    --     --    --        --     --     --      25,000


Series A Preferred Stock Issued For Cash,net of issuance costs of $5,000
--  --   60,000  55,000  --     --    --        --       --       --    55,000


Preferred Stock Dividends
--  --    --    --        --     --    --     (20,660)    --      --   (20,660)


Net Loss
--   --     --    --      --     --    --    (102,786)    --      --  (102,786)


Balance, December 31, 2002
25,000 $25,000 210,000 $205,000 1,316,989 $3,852,825 $231,207 $(3,909,279)
                                                     (21,019) $(71,145) $333,608













                    The Notes to Consolidated Financial Statements
                       are an integral part of these statements.



                                     F-4
             AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                         2002          2001
Cash Flows From Operating Activities:
Net loss                                             $ (102,786)   $ (521,984)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                            3,552         9,578
 Write off of commission advances and notes receivable       --        28,946
Changes in:
 Mortgage loans held for sale                        (1,331,096)      350,341
 Mortgage loans receivable                                   --        24,000
 Prepaid expenses and other current assets               17,905       (26,982)
 Land and development costs                              (5,088)      250,483
 Warehouse finance facility                           1,314,943      (354,100)
 Deferred income                                         (6,354)          369
 Accounts payable, accrued expenses and other
  current liabilities                                    18,412        22,093
Net Cash Used in Operating Activities                   (90,512)     (217,256)

Cash Flows Used In Investing Activities:
 Purchases of property and equipment                       (836)         (437)

Cash Flows From Financing Activities:
 Payments on notes payable                              (20,136)       (5,000)
 Proceeds from issuance of notes payable                125,000            --
 Proceeds from issuance of Series B Cumulative
Convertible Participating Preferred Stock                25,000            --
Proceeds from issuance of Series A Cumulative
 Convertible Participating Preferred Stock               55,000       150,000
 Payment of preferred stock dividends                   (15,410)           --
 Net Cash Provided By Financing Activities              169,454       145,000

Net Change in Cash                                       78,106       (72,693)

Cash at Beginning of Year                               298,319       371,012

Cash at End of Year                                    $376,425      $298,319

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the years for:
  Interest                                           $  179,504    $  273,414
  Income taxes                                       $       --    $       --

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
 Purchase of treasury stock through the incurrence
  of a note payable                                  $       --    $   71,145
 Accrued preferred stock dividends
  charged to accumulated deficit                 $    5,250    $       --

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                    F-5

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

The Company's origination revenues are derived from loan sales to various investors and interest revenue from the use of Company funds to fund loans. During 2002, the Company sold loans to 11 different investors, two of which accounted for 70 percent of total revenues. During 2001, the Company sold loans to 17 different investors, three of which accounted for 80 percent of total revenues. The remaining investors purchased less than 10 percent each of the loans.

The Company receives all of its funds for mortgage banking activities from one mortgage warehouse lender (see Note 7).

USE OF ESTIMATES
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of three to five years for computer equipment, furniture and fixtures and office equipment, and over the term of the lease for leasehold improvements. Repairs and maintenance expenditures are expensed as incurred. Expenditures for betterments and major renewals are capitalized and, therefore, are included in property and equipment.







                                    F-6
MORTGAGE LOANS HELD FOR SALE
Mortgage loans held for sale represent mortgage loans originated and held p ending sale to interim or permanent investors. The mortgages are carried at the lower of cost or market. The Company generally sells whole loans without servicing rights retained. Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination fees as components of deferred income and prepaid expenses on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale.

REVENUE AND COST RECOGNITION

GAIN ON SALE
The gain or loss on sales of mortgage loans held for sale to investors is recognized upon purchase of the loan by the investor. The Company records gain on sale of mortgages in accordance with SFAS No. 140, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company does not engage in servicing mortgages held for sale. The components of the Company's gain or loss on sales of loans are as follows:

   Origination Fees -
   The Company accounts for origination fee income on mortgages held for sale in conformity with Statement of Financial Accounting Standards No. 91. This statement requires that origination fees be offset by their direct loan costs and the net deferred income is recognized at the time the loan is sold.

   Application and Commitment Fees -
   The Company's application fees for processing mortgage applications and commitment fees for committing to fund a loan are recorded in the statement of operations at the time the loan is sold or when the specific processing service (i.e. appraisal) has been provided and the fee is non-refundable.

   Loan Origination Costs -
   Loan fees, discount points and certain direct origination costs are recorded as a cost of the loan. The Company estimates that direct loan origination costs, reported as operating expenses, were approximately $1,060,000 and $910,000 for the years ended December 31, 2002 and 2001, respectively.

INTEREST RECOGNITION
Interest income on mortgage loans held for sale is accrued as earned. Interest expense is recorded on outstanding borrowings on the Company's warehouse line of credit based on the line's effective interest rate. The gross amounts of interest income and interest expense are presented as separate line items in the statement of operations.

CONCENTRATION OF CREDIT RISK
The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and considers the Company's risk negligible.
                                       F-7
EARNINGS PER COMMON SHARE
Basic earnings per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Basic and diluted loss per share for 2002 and 2001 are the same because the effect of outstanding stock options and preferred stock conversions would be anti-dilutive.

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

During 2001, the Company granted 80,000 options with an exercise price of $.40 per share. These options vested immediately and were all exercisable. There was no compensation expense recognized as a result of this grant, as all options issued under the Plan had exercise prices equal to, or in excess, of the fair market value of the underlying common stock. No options were granted in 2002.

The following table illustrates the effect on net loss attributable to common stockholders and net loss per common share, if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation, for the years ended December 31:

                                                            2002        2001

Net Loss, Attributable to Common Stockholders,
as Reported                                              $(123,446)  $(521,984)

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects of $-0-              --     (21,759)

Pro Forma Net Loss                                       $(123,446)  $(543,743)

Net Loss Per Common Share:
     As Reported                                            $(0.10)     $(0.40)

     Pro Forma                                              $(0.10)     $(0.42)






                                   F-8



EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (SFAS No. 145), updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. Management believes that the financial impact of SFAS No. 145 will not have a material effect on the Company.


Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.


In November 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company's year ended December 31, 2002. The adoption of this statement in fiscal year 2002 did not have a significant impact on the Company's financial position or results of operations.



NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following disclosure of the estimated fair value of financial instruments as of December 31, 2002 and 2001 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or methodologies may have a material effect on the estimated fair value amounts.




                                      F-9
                                  2002                             2001
                         Carrying     Estimated         Carrying     Estimated
                          Amount      Fair Value        Amount      Fair Value
Assets
  Mortgage loans
  held for sale        $4,742,984    $4,814,129       $3,411,888     $3,463,066

Liabilities
  Warehouse finance
  Facility             $4,651,301    $4,651,301       $3,336,358     $3,336,358

The fair value estimates as of December 31, 2002 and 2001 are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimate of fair value may differ significantly from the amounts presented herein. The following describes the methods and assumptions used by the Company in estimating fair values:

Mortgage loans held for sale - Fair value is estimated using the quoted market prices from investors and commitments to purchase loans on a non-servicing basis.

Warehouse finance facility - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The fair value of the Company's notes payable approximate book value as of December 31, 2002 and 2001.


NOTE 3 - PROPERTY AND EQUIPMENT:
Property and equipment at December 31 consist of:
                                                         2002        2001

     Computer Equipment                                $72,197     $71,902
     Furniture and Fixtures                             19,291      19,291
     Office Equipment                                   44,616      44,075
     Leasehold Improvements                              2,240       2,240
                                                       138,344     137,508
     Less Accumulated Depreciation and Amortization    136,166     132,614

     Property and Equipment, Net                        $2,178      $4,894

     Depreciation and amortization expense was $3,552 and $9,578 for the years ended December 31, 2002 and 2001, respectively.

NOTE 4 - RETIREMENT PLAN:
The Company maintains a SIMPLE individual retirement account plan under section 408(p) of the Internal Revenue Code whereby eligible employees are permitted salary reduction contributions. The Company may make nonelective contributions equal to 2 percent of compensation for the calendar year to the SIMPLE IRA of each eligible employee. For the years ended December 31, 2002 and 2001, the Company contributed $4,248 and $5,869 to employee retirement plans.

                                        F-10
NOTE 5 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
Accounts payable, accrued expenses and other current liabilities consist of the following at December 31:
                                                         2002          2001

     Accounts Payable                                  $120,030      $97,097
     Accrued Expenses and Other Current Liabilities      59,390       58,661
     Total                                             $179,420     $155,758


NOTE 6 - NOTES PAYABLE:
Notes payable consist of the following at December 31:
                                                        2002           2001
Note payable (face amount $50,000 and $75,000
at December 31, 2002 and 2001, respectively) -
imputed interest at 7.5 percent per annum,
quarterly payments of $6,250, personally
guaranteed by the Company's President,
final payment due September 2004                      $46,009         $66,145

Mortgage payable - interest at
10 percent per annum, secured by land,
entire balance including accrued interest
due July 2003                                         100,000             --

Stockholders' notes payable - interest at
10 percent per annum, entire balance
including accrued interest due July 2003               25,000             --
                                                      171,009         66,145
Less Current Maturities                               152,945         25,518

Notes Payable, Net of Current Maturities              $18,064        $40,627

Aggregate maturities of notes payable of the Company due within the next two years ending December 31, are as follows:

                                 Year                  Amount

                                 2003                 $152,945
                                 2004                   18,064
                                 Total                $171,009

NOTE 7 - WAREHOUSE LINE OF CREDIT:
The Company has a warehouse line of credit of $9,000,000 (increased to $9,000,000 from $8,000,000 in January 2003) with a financial institution, which expires on March 31, 2003. This line bears interest at prime plus 1.75 percent. The prime rate at December 31, 2002 was 4.25 percent. Funds from this line of credit are used for short-term financing of mortgage loans held for sale, and are secured by residential mortgage loans and a personal guarantee of the Company's President. The investor pays the line of credit at the time of the closing. As of December 31, 2002, twenty-two loans, amounting to $4,742,984, had yet to be delivered to investors, resulting in a warehouse loan payable of $4,651,301. As of December 31, 2001, eighteen loans, amounting to $3,411,888, had yet to be delivered to investors, resulting in a warehouse loan payable of $3,336,358.

                                    F-11
Interest expense under the above line of credit was $178,173 and $281,498 for the years ended December 31, 2002 and 2001, respectively.

The warehouse line of credit contains requirements for maintaining defined levels of net worth and working capital and a compensating cash balance of $10,000.


NOTE 8 - INCOME TAXES:
The was no provision for income taxes for the years ended December 31, 2002 And 2001, due to the losses generated in each year. All deferred tax assets are fully reserved for because it is more likely that the benefit from the Company's net operating loss carryforwards will not be realized.

Deferred income taxes, consisting primarily of net operating loss carryforwards, are summarized as follows at December 31:
                                                    2002           2001

Deferred Income Tax Asset                        $1,432,473    $1,380,534
Valuation Allowance                              (1,432,473)   (1,380,534)
Net Deferred Income Tax Asset                            --            --
Deferred Income Tax Liability                            --            --
Net Deferred Income Tax Liability               $        --   $        --

The Company has federal net operating loss carryforwards available to offset future taxable income of approximately $3,600,000 at December 31, 2002, which expire in 2003 through 2022, and state net operating loss carryforwards of approximately $3,200,000, which expire in 2005 through 2010.

For the years ended December 31, 2002 and 2001, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was or has been recorded.


NOTE 9 - STOCKHOLDERS' EQUITY:
On November 4, 2002, the Company authorized the issuance of 300,000 shares of Series B Cumulative Convertible Participating Preferred Stock with no par value. The holder is entitled to annual dividends of $.10 per preferred share, accruing from the date of original issuance and payable in cash on a quarterly basis at a rate of $.025 per preferred share. The Series B Preferred Stock is also entitled to an additional dividend of up to $0.04 per share if CFC achieves certain specified levels of after-tax income. Series B Preferred shares rank senior to the common stock and pari passu with the Series A Preferred Stock with respect to dividends and liquidating distributions or any future capital stock that ranks junior to the preferred shares. Each preferred share may be converted by the holders thereof, at any time, into one share of common stock of the Company at a conversion price equal to $1.00, subject to certain adjustments, which include: payment of stock dividends on common stock, common stock splits, or combinations affecting the common stock and recapitalizations, mergers or reorganizations.

On December 10, 2002, the Company sold 25,000 shares of this Series B Preferred stock to a Company director for $25,000.


                                         F-12

On December 3, 2001, the Company authorized the issuance of 600,000 shares of Series A Cumulative Convertible Participating Preferred Stock with no par value. The holder is entitled to annual dividends of $.10 per preferred share, accruing from the date of original issue and payable in cash on a quarterly basis at a rate of $.025 per preferred share. The Series A Preferred Stock is also entitled to an additional dividend of up to $0.04 per share if CFC achieves certain specified levels of after-tax income. The Series A Preferred shares rank senior to the common stock with respect to dividends and liquidating distributions or any future capital stock that ranks junior to the preferred shares. Each preferred share may be converted by the holders thereof, at any time, into one share of common stock of the Company at a conversion price equal to $1.00, subject to certain adjustments, which include: payment of stock dividends on common stock, common stock splits, or combinations affecting the common stock and recapitalizations, mergers or reorganizations.

Preferred stock holders have no voting rights, except where required by law or upon conversion to common stock.

For the years ended December 31, 2002 and 2001, the Company sold 60,000 and 150,000 shares of this Series A Preferred stock to Company directors and unrelated third parties for net proceeds of $55,000 and $150,000, respectively. Cumulative unpaid dividends in arrearages on all preferred stock totaled $5,250 ($.023 per share) and $740 ($.005 per share) at December 31, 2002 and 2001, respectively.

In August 2001, the Company issued a note payable (See Note 6) to purchase 21,019 shares of its outstanding common stock as part of a litigation settlement (See Note 10).


NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES:

OPERATING LEASES
The Company has entered into various operating lease agreements for office space and office equipment. The leases expire periodically through December 2005.

The future minimum rental commitments under noncancelable operating leases are as follows:

                             Year                          Amount

                             2003                         $ 43,920
                             2004                           43,920
                             2005                           43,920
                             Thereafter                         --
                             Total                        $131,760

Rental costs under operating leases included in other expenses amounted to $46,850 and $30,214 for the years ended December 31, 2002 and 2001, respectively.



                                      F-13
PENDING LITIGATION
In March 1993, an action seeking compensatory and punitive damages was commenced against the Company, the Company's President, and other companies by two individuals who collectively invested in the Company's 1989 private offering of common stock. This action was settled on August 31, 2001. The terms of the settlement are that the Company will pay the plaintiff an initial payment of $5,000 and twelve quarterly payments of $6,250 (see Note 6), and the plaintiff will return to the Company 21,019 shares of Company common stock. As of December 31, 2001, the Company was in compliance with this settlement agreement, however, the plaintiff had yet to deliver the stated shares to the Company. The plaintiff claims that he cannot turn over the shares as he never took possession of them and they escheated to the State. The burden to reclaim the shares from the State remains with the plaintiff.

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

WITH RESPECT TO ALL LITIGATION, AS ADDITIONAL INFORMATION CONCERNING THE ESTIMATES USED BY THE COMPANY BECOME KNOWN, THE COMPANY REASSESSES ITS POSITION BOTH WITH RESPECT TO ACCRUED LIABILITIES AND OTHER POTENTIAL EXPOSURES. ESTIMATES THAT ARE PARTICULARLY SENSITIVE TO FUTURE CHANGE RELATE TO LEGAL MATTERS, WHICH ARE SUBJECT TO CHANGE AS EVENTS EVOLVE AND AS ADDITIONAL INFORMATION BECOMES AVAILABLE DURING THE LITIGATION PROCESS.


                                     F-14
OUTSTANDING LETTERS OF CREDIT
The Company, through it's wholly owned subsidiary AADC, is contingently liable under an outstanding letter of credit in the amount of $39,000 at December 31, 2002. The letter of credit is secured by land owned by AADC and is due to expire in December 2003.

MINIMUM NET CAPITAL REQUIREMENTS
CFC is a HUD nonsupervised loan correspondent, and as such is required to maintain certain levels of minimum net worth and is subject to certain report filing requirements. CFC was in compliance with these requirements at December 31, 2002 and 2001. The Company is required to file electronically CFC's HUD report by April 30, 2003.

NOTE 11 - STOCK BASED COMPENSATION:
The Company had a 1992 Stock Option Plan, whereby the Company may grant incentive and new qualified options to eligible participants that vest upon grant date. The plan provided for the issuance of options with terms of not more than ten years. The plan included a provision whereby stock options granted by the Company may not exceed 100,000 shares of common stock, and accordingly, has reserved 100,000 shares for this purpose. The plan terminated on May 22, 2002, and no options have been granted after that date.
A summary of the stock option plan activity for the years ended December 31, 2002 and 2001 is presented below:
                                                   Options
                                Options          to Purchase          Options
                              to Purchase         Shares at         to Purchase
                                 Shares          Price Range           Shares
                                at $.40         $1.25 - $1.50        at $2.00
Outstanding and exercisable
at January 1, 2001:                 --                  --             10,000

Granted                         80,000                  --                 --
Exercised                           --                  --                 --
Expired                             --                  --            (10,000)
Forfeited                           --                  --                 --

Outstanding and exercisable
at December 31, 2001:           80,000                  --                 --

Granted                             --                  --                 --
Exercised                           --                  --                 --
Expired                             --                  --                 --
Forfeited                       (5,000)                 --                 --

Outstanding and exercisable
at December 31, 2002:           75,000                  --                 --

The fair value of the 2001 stock option grant, as disclosed in Note 1, was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the grant: dividend yield of 0 percent, risk-free interest rate 5.46 percent to 5.53 percent, expected life of two to three years, and volatility of 1.27 to 1.29.

Options outstanding and exercisable as of December 31, 2002 are summarized below:

                                         F-15
                                                       Weighted-Average
                                                     Remaining
         Range of              Number               Contractual     Exercise
      exercise prices        Outstanding            Life (Years)     Price
         $  0.40               75,000                   1.45        $  0.40

Options outstanding and exercisable as of December 31, 2001 are summarized below:

                                                        Weighted-Average
                                                     Remaining
         Range of              Number               Contractual     Exercise
      exercise prices        Outstanding            Life (Years)     Price
         $  0.40               80,000                   2.45        $  0.40

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

2002                      CFC          AADC         PARENT          TOTAL

Revenues              $1,664,892     $       --   $      --      $1,664,892
Interest income       $  399,864     $       --   $      --      $  399,864
Interest expense      $  178,173     $       --   $   4,289      $  182,462
Depreciation expense  $    3,225     $       --   $     327      $    3,552
Segment profit (loss) $   41,684     $      855   $(145,319)     $ (102,780)

Identifiable assets   $5,327,197     $  276,012   $ 945,024      $6,548,233
Elimination of
  intercompany
  receivable          $ (156,620)    $ (100,150)  $ (944,488)    (1,201,258)
Net identifiable
  Assets              $5,170,577     $  175,862   $      536     $5,346,975

2002                      CFC          AADC         PARENT          TOTAL

Revenues              $1,473,663     $  490,077   $       --     $1,963,740
Interest income       $  476,876     $       --   $       --     $  476,876
Interest expense      $  281,498     $       --   $    1,669     $  283,167
Depreciation expense  $    9,087     $       --   $      491     $    9,578
Segment profit (loss) $ (268,670)    $  161,566   $ (414,880)    $  (521,984)

Identifiable assets   $3,978,215     $ 175,818    $  944,843     $5,098,876
Elimination of
  intercompany
  receivable            (194,582)       (6,500)     (944,488)    (1,145,570)
Net identifiable
assets                $3,783,633     $ 169,318    $      355     $3,953,306


                                        F-16
NOTE 13 - SUBSEQUENT EVENTS:

On March 21, 2003, AADC sold the remaining land lot for $175,000. A portion of the proceeds was used to repay the mortgage on the property (Note 6) including accrued interest, and $39,000 was deposited in an escrow account to secure the outstanding letter of credit (Note 10).

On March 31, 2003, the Company received notification from its warehouse lender that the existing line of credit has been extended until March 31, 2004.














































                                      F-17

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN ASSET MANAGEMENT CORPORATION
                                              (Registrant)



                                     /S/_Richard G. Gagliardi________
                04/09/03             Richard G. Gagliardi
                  Date               President




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





                                     /S/_Richard G. Gagliardi________
                04/09/03                Richard G. Gagliardi
                  Date                  President
                                        (Principal Executive,
                                         Financial and Accounting
                                         Officer)
                                        (Signature)

                04/09/03             /S/_Debra Lourie________________
                  Date                  Debra Lourie
                                        Director
                                        (Signature)


                04/09/03             /S/_Bernard Gitlow______________
                  Date                  Bernard Gitlow
                                        Director
                                        (Signature)


                04/09/03             /S/_Spence Killam_______________
                  Date                  Spence Killam
                                        Director
                                        (Signature)


                04/09/03             /S/_Russell Frayko________________
                  Date                  Russell Frayko
                                        Director
                                        (Signature)



                              CERTIFICATION

     I, Richard G. Gagliardi, Chief Executive Officer and Chief Financial Officer of American Asset Management Corporation , certify that:
1. I have reviewed this annual report on Form 10-KSB of American Asset Management Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 9, 2003
                                          _s/Richard G. Gagliardi______
                                          Richard G. Gagliardi










                                 EXHIBIT INDEX



    EXHIBIT NO.                      DESCRIPTION

      3.1(c)    Amendment to Certificate of Incorporation filed
                January 1998

      3.1(d)    Amendment to Certificate of Incorporation filed
                December 2001

      3.1(e)    Amendment to Certificate of Incorporation filed
                December 2002

     21         Subsidiaries of the Company

     99.1       Certification of Principal Executive Officer and
                Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



































                                                   Exhibit No. 21


                          SUBSIDIARIES OF THE COMPANY




                                                 JURISDICTION
   NAME                                        OF INCORPORATION


American Asset Development Corporation            New Jersey

Capital Financial Corp.                           New Jersey