Form 10QSB
period 2003-03-31
AMERICAN ASSET MANAGEMENT CORP
filed 2003-05-13
CIK 852015

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                        ________________________

                             FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Quarterly period ended:  March 31, 2003

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


               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 18, 2003 there were 1,316,989 shares of the issuer's no par value common stock issued and 1,295,970 shares outstanding.


Transitional Small Business Disclosure Format (check one):
YES___   NO_X_








                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
_________________________________________________________________
                                       March 31,     December 31,
                                      ___2003___     ____2002____
_____________ASSETS________________

Cash                                 $  311,994       $  376,425
Mortgage loans held for sale          8,561,497        4,742,984
Prepaid expenses &
  other current assets                  103,952           61,798

     Total Current Assets             8,977,443        5,181,207

Restricted Cash                          39,000               -
Land Development Costs                       -           163,590
Property & Equipment,
 net of accumulated
 depreciation & amortization              4,266            2,178

     Total Assets                     9,020,709        5,346,975

__LIABILITIES AND STOCKHOLDERS' EQUITY__

Current Liabilities:
 Warehouse finance facility           8,383,717        4,651,301
  Current maturities of notes payable    58,624          152,945
  Deferred income                        16,442           11,637
  Accounts payable, accrued expenses
   and other current liabilities        188,461          179,420

    Total Current Liabilities         8,647,244        4,995,303

Notes Payable Net of Current Maturities   6,135           18,064

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
Series B Cumulative Convertible
 Participating Preferred stock, no
 par value; 300,000 shares authorized,
 25,000 shares issued and outstanding
 (liquidation preference $25,000)       25,000            25,000
Series A Cumulative Convertible
 Participating Preferred Stock, no
 par value; 600,000 shares authorized,
 210,000 issued and outstanding
 (liquidation preference $210,000)     205,000           205,000
Common stock, no par value; 10,000,000
 Shares authorized, 1,316,989 issued
 and 1,295,970 outstanding            3,852,825        3,852,825
Additional paid in capital              231,207          231,207
Accumulated deficit                  (3,875,557)      (3,909,279)
      Sub Total                         438,475          404,753
 Treasury Stock, 21,019 shares at cost  (71,145)         (71,145)
     Total Stockholders' Equity         367,330          333,608

     Total Liabilities and
      Stockholders' Equity            9,020,709        5,346,975

    See Accompanying Notes to Consolidated Financial Statements.
                                 -2-



      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
_________________________________________________________________

                                          For the Three Months
                                      ______Ended March 31,______
                                      ____2003____   ____2002____

Revenues:
  Mortgage origination fees           $   464,060     $  221,193
  Land Sales                              175,000             -
  Application and commitment fees          16,245          8,695
  Mortgage interest income                148,343        108,461

     Total revenues                       803,648        338,349


Expenses:
  Employee compensation & benefits         81,431         93,329
  Commissions                             279,711        162,810
  Other expenses                          142,755        117,423
  Interest expense                         94,253         38,685
  Land development expense                166,765             -
     Total expenses                       764,915        412,247

Income/(Loss) from operations              38,733        (73,898)

Other income                                  239          1,085

Income/(Loss) before provision for
  income taxes                             38,972        (72,813)

Provision for income taxes                     -              -

Net Income/(Loss)                          38,972        (72,813)

Dividends on Preferred Stock                5,250          4,785

Earnings/(Loss) Attributable to
Common Stockholders                        33,722        (77,598)

Earnings/(Loss) Per Common Share
Basic                                    $ 0.03          $  (.06)
Diluted                                  $ 0.03          $  (.06)

Weighted Average Number of Shares
Of Common Stock outstanding:
Basic                                    1,295,970         1,295,970
Diluted                                  1,530,970         1,295,970


   See accompanying Notes to Consolidated Financial Statements.

                               -3-


     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
_________________________________________________________________

                                           For the Three Months
                                         ____Ended  March 31,____
                                         ____2003___  ____2002___

Cash flows from operating activities:

  Net Income/(loss)                       $  38,972   $  (72,813)
  Adjustments to reconcile net income/
  (loss)to net cash provided by/(used
   in) operating activities:
   Depreciation and amortization                671          753

  Changes in:
    Mortgage loans held for sale         (3,818,513)      91,249
    Prepaid expenses &
    other current assets                    (42,154)      17,878
    Land development costs                  163,590       (2,366)
    Warehouse finance facility            3,732,416      (89,078)
    Deferred income                           4,805        6,455
    Accounts payable & accrued expenses       9,041       (5,894)
     Net cash provided by/(used in)
     operating activities                    88,828      (53,816)

Cash flows from investing activities:
    Purchases of fixed assets                (2,759)        (540)
    Increase in restricted cash             (39,000)          -
     Net cash used in investing activities  (41,759)        (540)

Cash flows from financing activities:
   Payments of notes payable               (106,250)      (4,581)
   Proceeds from issuance of
    Preferred Stock                              -        60,000
    Payment of Preferred Stock Dividends     (5,250)          -
     Net cash (used in)/provided by
     financing activities                  (111,500)      55,419

Net increase/(decrease) in
cash and cash equivalents                   (64,431)       1,063

Cash and cash equivalents
 at beginning of period                     376,425      298,319

Cash and cash equivalents
 at end of period                        $  311,994   $  299,382

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest                               $  95,885    $  44,076
  Income taxes                                  -            -

Supplemental schedule of non-cash investing and financing activities:
  Accrued dividend charged to
   accumulated deficit                   $   5,250    $   4,785

See Accompanying Notes to Consolidated Financial Statements.

                              -4-



      AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
_________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American
Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 2002 Annual Report on Form 10-KSB. Reference is made to the Company's annual financial statements for the year ended December 31, 2002, for a description of the accounting policies which have been continued without change. Also refer to the footnotes within those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.
The results of the three months ended March 31, 2003 are not necessarily indicative of the results of the full year.

2.  EARNINGS/(LOSS) PER SHARE

     Basic earnings/(loss) per common share is computed by dividing earnings/(loss) available to common shareholders by the weighted average number of shares outstanding for the period.

     Diluted earnings/(loss) per common share is computed by dividing earnings/(loss) available to common shareholders, adjusted for preferred stock dividends for the three months ended March 31, 2003, by the weighted average shares outstanding. Since the Company reported a loss for the three months ended March 31, 2002, the diluted loss per share is the same as the basic, as any potentially dilutive securities would reduce the loss. For the three months ended March 31, 2003, diluted earnings per share assumes the outstanding shares of common stock were increased by the number of shares issuable upon conversion of the 10% Series A and B Preferred Stock. The effect of conversion of 75,000 stock options outstanding are excluded as the effect would be antidilutive.

     A reconciliation of the basic and diluted earnings (loss) per common share for the three months ended March 31, 2003 and 2002 was as follows:

                                      For the Three months ended March 31,
                                  2002                          2003
                                Weighted-                     Weighted-
                                 Average    Per Share         Average  Per Share
                   Earnings      Shares      Amount    Loss    Shares   Amount
Earnings/(loss)
 available to common
 shareholders        $33,722                        $(77,598)
Basic Earnings/
 (loss) per common
  share              $33,722   1,295,970      $.03  $(77,598) 1,295,970 $(.06)
Effect of dilutive
 securities:
Preferred stock        5,250     235,000
Diluted earnings/
 (loss) per common
  share              $38,972   1,530,970     $.03   $(77,598) 1,295,970  $(.06)


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

                               CFC       AADC      Parent      Total
March 31, 2003
Revenues                  $  628,648    175,000          -   $  803,648
Segment Profit (Loss)         67,581    (2,409)    (26,200)      38,972
Net identifiable assets   $9,002,087  $  11,723   $  6,899   $9,020,709

                               CFC       AADC      Parent      Total
March 31, 2002
Revenues                  $  338,349        -           -   $  338,349
Segment Profit (Loss)        (22,415)     (288)    (50,110)    (72,813)
Net identifiable assets   $3,670,739  $ 171,792   $  4,864  $3,847,395

4.  RESTRICTED CASH

     In conjunction with the sale of the remaining land lot, the Company was required to deposit $39,000 of the proceeds into a restricted escrow account to secure an outstanding letter of credit for the same amount. The letter of credit expires in December 2003 and accordingly the cash will no longer be restricted.

5.  SUBSEQUENT EVENTS

     In April 2003, the Company increased its existing warehouse line of credit to $10,000,000.


Item 2.
     AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
   OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
__________________________________________________________________________
     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained in this report on Form 10-QSB are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors, include, but are not limited to, those relating to competition, the ability to successfully market new mortgage products and services, the economic conditions in the markets served by the Company, the ability to hire and retain key personnel and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe", "anticipate", "expect", "intend" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to the Three Months
Ended March 31, 2002.

     Total revenues for the three months ended March 31, 2003 were $803,648 compared to $338,349 for the three months ended March 31, 2002, an increase of $465,299 or approximately 137.5%. The increase was primarily attributable to an increase in mortgage origination fees to $464,060 from $221,193 or approximately 109.8% in the comparable 2002 period, an increase in mortgage interest income to $148,343 or approximately 36.8% from $108,461 and to a lesser extent an increase in application fee and commitment fee income of $7,550 or approximately 86.8% to $16,245 from $8,695 in the comparable 2002 period from Capital Financial Corp. ("Capital"), the Company's mortgage banking subsidiary. In addition, the Company had revenues during the three months ended March 31, 2003 of $175,000 from the sale of a building lot by its wholly owned real estate development subsidiary, American Asset Development Corp. ("Development"). The Company continued to see an increase in mortgage refinance applications in the 2003 period due to a decrease in interest rates during the period and continued focusing its efforts on expanding its wholesale business. During the three month period ended
March 31, 2003, the Company continued to establish a closer business relationship with one of its wholesale mortgage banking customers and during the period has received a larger percentage of the customers overall mortgage production than it had experienced in the past. In addition, because of the amount, regularity and type of mortgage loans that this improved relationship now generates, the Company has a goal of selling pools of mortgages, also referred to as "bulk sales", to institutional and other investors rather than one at a time sales as it presently conducts its business.The Company believes it can generate greater revenues per mortgage sold by this pooling method and had received approval during the second quarter of 2002 from a major institutional investor to sell mortgages in bulk, "pools", to that institutional investor. The Company also believes there are numerous other entities that it may make bulk sales to. Further, the Company believes, though there can be no assurance, that through pooling it can increase its wholesale customers and business volume, as a result of being able to offer more competitive rates and higher compensation to its wholesale customers while still increasing its net revenues per loan on a percentage basis.

     During the three months ended March 31, 2003 Capital received 162 Mortgage applications aggregating a principal amount of $34,371,460 compared to 90 applications aggregating a principal amount of $18,703,503 during the period ending March 31, 2002. The increase of 72 or approximately
80% in number of applications is an increase of $15,667,957 or approximately 83.8% in principal amount when compared to the three months ended March 31, 2002. The increase in applications was primarily a result of lower interest rates which resulted in an increased amount of refinance applications. In addition, the increase is due to the Company modifying key mortgage programs which resulted in additional wholesale sources of mortgage originations during the 2003 period. During the three months ended March 31, 2003, Capital closed 112 residential mortgage loans aggregating approximately $23,345,479 compared to 56 closed loans aggregating approximately
$10,155,989 an increase in number of 56 or 100% and an increase in amount of $13,189,490 or approximately 129.9% when compared to the three months ended March 31, 2002. At March 31, 2003, the Company had approximately 104 residential mortgage applications in process in the principal amount of $23,842,442 compared to 30 residential mortgage applications in process in the principal amount of $6,793,408 at March 31, 2002, an increase of 74 in number or approximately 247% and an increase of $17,049,032 in amount, or approximately 251%.

     Total expenses for the three months ended March 31, 2003, were $764,915, an increase of $352,668 or approximately 85.5% from $412,247 in the comparable 2002 period. The increase in expenses was primarily due to an increase in land development costs of $166,765 as compared to none during the comparable 2002 period, an increase in commissions of $116,901 which was an approximate 71.8% increase from $162,810 during the same period in 2002 to $279,711 during the period ended March 31, 2003, a $25,332 increase, or approximately 21.6%, in other expenses from $117,423 during the three months ended March 31, 2002 to $142,755 during the three months ended March 31, 2003 and an increase of $55,568 or approximately 143.6% in interest expense to $94,253 from $38,685 in the same period of 2002. This was partially offset by a decrease in employee compensation and benefits of $11,898 or approximately 12.7% from $93,329 during the same period in 2002 to $81,431 during the period ended March 31, 2003. As a percentage of revenues, expenses were approximately 95.2% in the current period compared to 121.8% in the comparable 2002 period. The increase in total expenses was attributable to development costs of the remaining building lot owned and sold by the Company during the period ended March 31, 2003. In addition the balance of increased total expenses was primarily attributable to increased operating costs associated with the increase in mortgage loans closed during the reporting period. These costs primarily consist of commissions paid to wholesale and other sources of mortgage originations, interest and fees paid to the Company's warehouse credit facility and, to a lesser extent, increased accounting and legal expenses.

     As a result of the foregoing and the declaration of preferred stock dividends of $5,250, the Company's earnings attributable to common stockholders for the three months ended March 31, 2003 was $33,722 or $0.03 per common share, compared to a net loss of $77,598 or $0.06 per common share for the three months ended March 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, the Company had cash and cash equivalents of $311,994 compared to $376,425 at December 31, 2002, a decrease of $64,431 or approximately 17.1%. This decrease is primarily attributable to net cash used in financing activities of $111,500 which is comprised of $106,250 used in the repayment of loans and $5,250 used in the payment of preferred stock dividends during the three month period ending March 31, 2003. In addition, $41,759 was used in investing activities to purchase fixed assets for $2,759 and to increase restricted cash by $39,000. This was partially offset by net cash provided by operating activities of $88,828 which includes the net operating income for the period before Preferred Stock dividends of $38,972 and the net amount of $163,590 received from the sale of land during the period.

     The Company utilizes one warehouse line of credit for its daily mortgage loan funding operations. In April 2003 the borrowing limit on this line of credit increased from $9,000,000 to $10,000,000. This line of credit is charged at the rate of Wall Street Journal Prime Rate plus one and one half percent and expires on March 31, 2004. Whenever possible the Company employs its available cash to fund mortgage loans which generates mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit line. The warehouse line enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At March 31, 2003, the Company had borrowed $8,383,717 from its warehouse line of credit representing approximately $8,561,497 in closed loans ready for sale. Funds from this line of credit are used for and are secured by residential mortgage loans and a personal guarantee of the Company's President. The terms of the warehouse line of credit and the Company's internal control policies require that a commitment be obtained from the purchaser, prior to the Company closing the loan with the mortgagor. Accordingly, the Company does not record any provision for uncollectible mortgage loans held for sale.

     During December 2002, the Company commenced an offering of up to $300,000 of its 10% Series B, Cumulative Convertible Participating Preferred Stock.
As of December 31, 2002, the Company had received and accepted one subscription in the amount to of $25,000 from one of its directors. As of March 31, 2003, the Company had not received any additional subscriptions.
The sale of these securities was made by the Company on a private basis pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

     On March 21, 2003, Development sold its remaining land lot for $175,000. A portion of the proceeds was used to repay the mortgage on the property including accrued interest, and $39,000 was deposited in an escrow account to secure an outstanding letter of credit which expires on December 31, 2003.

     The Company estimates that it will require additional capital in order to successfully implement its future operational plans beyond January 2004. As a result, the Company is seeking additional capital through, among other means, an infusion of noncollateralized loans and the sale of additional equity in the Company. However, there can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company.


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



                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part 1 - Item 3 contained in the Company's 10-KSB for the year ended December 31, 2002 for further information relating to the pending action commenced against, among others, the Company and its President described below.

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


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits -
          99.1 Certification of Chief Executive and Financial
               Officer pursuant to section 906 of the Sarbanes-Oxley
               Act of 2002.
          10.2 Lease Agreement for Capital Financial Corp., Parsippany, NJ
          10.3 Popular Warehouse Lending, LLC Warehouse Line of Credit Agreement
     (b)  No Reports on Form 8-K were filed during the quarter ended
          March 31, 2003.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AMERICAN ASSET MANAGEMENT CORPORATION
                                        (Registrant)




Date:  May 9, 2003        By:_s/Richard G. Gagliardi____________
                              Richard G. Gagliardi
                              Chairman, President and Chief
                              Executive Officer (Principal
                              Executive and Financial Officer)


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date:  May 9, 2003


                                               By:_s_Richard G. Gagliardi
                                                Richard G. Gagliardi,
                                                Chief Executive Officer
                                                and Chief Financial Officer