Form 10QSB
period 2003-06-30
AMERICAN ASSET MANAGEMENT CORP
filed 2003-08-14
CIK 852015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________

FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the Quarterly period ended:  June 30, 2003

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

     _                                                           _
         (Former name, former address and former fiscal year,
                    if changed since last report)



APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 4, 2003 there were 1,316,989 shares of the issuer's no par value common stock issued and 1,295,970 shares outstanding.



     Transitional Small Business Disclosure Format (check one):   YES___   NO_X_


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)
_______________________________________________________________________________
                                                      June 30,     December 31,
                                                     ___2003___     ____2002____
______________ASSETS________________
Current Assets
  Cash and cash equivalents                         $  516,186       $  376,425
  Mortgage loans held for sale                       7,085,200        4,742,984
  Prepaid expenses & other current assets               36,779           61,798

     Total Current Assets                            7,638,165        5,181,207

Restricted Cash                                         39,000               -
Land Development Costs                                      -           163,590
Property & Equipment, net of accumulated
 depreciation & amortization                             7,638            2,178

     Total Assets                                    7,684,803        5,346,975

__LIABILITIES AND STOCKHOLDERS' EQUITY__
Current Liabilities:
 Warehouse finance facility                          6,939,523        4,651,301
  Current maturities of notes expenses                  60,563          152,945
  Deferred income                                        5,720           11,637
  Accounts payable, accrued expenses
   and other current liabilities                       277,982          179,420

    Total Current Liabilities                        7,283,788        4,995,303

Notes Payable Net of Current Maturities                     -            18,064

__Commitments and Contingencies__

Stockholders' Equity:
Series B Cumulative Convertible Participating
 Preferred stock, no par value; 300,000 shares
 authorized, 25,000 shares issued and outstanding
 (liquidation preference $25,000)                      25,000            25,000
Series A Cumulative Convertible Participating
 Preferred Stock, no par value; 600,000 shares
 authorized, 210,000 issued and outstanding
 (liquidation preference $210,000)                    205,000           205,000
Common stock, no par value; 10,000,000
 shares authorized, 1,316,989 issued
 and 1,295,970 outstanding                          3,852,825         3,852,825
Additional paid in capital                            231,207           231,207
Accumulated deficit                                (3,841,872)       (3,909,279)
      Subtotal                                        472,160           404,753
Treasury Stock, 21,019 shares at cost                 (71,145)          (71,145)
  Total Stockholders' Equity                          401,015           333,608
  Total Liabilities and Stockholders' Equity        7,684,803         5,346,975




             See Accompanying Notes to Consolidated Financial Statements.

                                         -2-

                  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
_______________________________________________________________________________

                                  For the Three Months       For the Six months
                                  ___Ended June  30,__         Ended June 30,
                               __2003__     __2002__       __2003__     __2002__

Revenues:
  Mortgage origination fees     $   735,967  $  211,318   $1,200,027  $  432,511
  Land Sales                             -           -       175,000          -
  Application and commitment fees    19,675       5,175       35,920      13,870
  Mortgage interest income          141,920      88,974      290,263     197,435

     Total revenues                 897,562     305,467    1,701,210     643,816

Expenses:
  Employee compensation & benefits   99,752      94,873      181,183     188,202
  Commissions                       468,600     141,834      748,311     304,644
  Other expenses                    163,350     113,934      306,105     226,357
  Land development costs             20,000          -       186,765          -
  Interest expense                   98,704      36,487      192,957      75,172
     Total expenses                 850,406     387,128    1,615,321     794,375

Income/(Loss) from operations       47,156     (81,661)      85,889    (150,559)

Other income                            489         828          728       1,913

Income/(Loss) before provision for
  income taxes                      47,645     (80,833)      86,617    (148,646)

Provision for income taxes            7,460          -         7,460          -

Net Income/(Loss)                   40,185     (80,833)      79,157    (148,646)

Dividends on Preferred Stock          6,500       5,250       11,750      10,035

Earnings/(Loss) Attributable to
Common Stockholders                 33,685     (86,083)      67,407    (158,681)

Earnings/(Loss) Per Common Share
Basic                                $ 0.03     $  (.07)      $ 0.05      $ 0.12
Diluted                              $ 0.03     $  (.07)      $ 0.05      $ 0.12

Weighted Average Number of Shares
Of Common Stock outstanding:
Basic                             1,295,970    1,295,970    1,295,970  1,295,970
Diluted                           1,530,970    1,295,970    1,530,970  1,295,970


             See accompanying Notes to Consolidated Financial Statements.

                                         -3-
                AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
______________________________________________________________________________

                                                      For the Six Months Ended

                                                _June  30, 2003_ _June 30, 2002_

Cash flows from operating activities:

  Net Income/(loss)                                 $   79,157      $ (148,646)
  Adjustments to reconcile net income/(loss) to
  net cash provided by/(used in) operating activities:
   Depreciation and amortization                         1,342           1,667

  Changes in assets & liabilities:
    Mortgage loans held for sale                    (2,342,216)        746,555
    Prepaid expenses &
    other current assets                                 25,019         20,634
    Land development costs                              163,590         (2,078)
    Warehouse finance facility                        2,288,222       (731,186)
    Deferred income                                      (5,917)         1,433
    Accounts payable, accrued expenses
     and other current liabilities                       92,687        (20,961)
    Net cash provided by/(used in)operating activities  301,884       (132,582)

Cash flows from investing activities:
    Purchases of fixed assets                            (6,802)         (540)
    Increase in restricted cash                         (39,000)           -
     Net cash used in investing activities              (45,802)         (540)

Cash flows from financing activities:
   Payments of notes payable                           (110,446)       (9,670)
   Proceeds from issuance of Preferred Stock                 -         55,000
    Payment of Preferred Stock Dividends                 ( 5,875)      (4,785)
     Net cash (used in)/provided by
     financing activities                               (116,321)      40,545

Net increase/(decrease) in cash and cash equivalents     139,761      (92,577)

Cash and cash equivalents at beginning of period         376,425      298,319

Cash and cash equivalents at end of period            $  516,186   $  205,742

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest                                             $ 195,845    $  76,799
  Income taxes                                             3,300           -

Supplemental schedule of non-cash investing and financing activities:
  Accrued dividend charged to accumulated deficit     $    5,875   $    5,250

             See Accompanying Notes to Consolidated Financial Statements.

                                         -4-


                AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
_____________________________________________________________________________

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 2002 Annual Report on Form 10-KSB. Reference is made to the Companys annual financial statements for the year ended December 31, 2002, for a description of the accounting policies which have been continued without change. Also refer to the footnotes within those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.
The results of the three and six months ended June 30, 2003 are not necessarily indicative of the results of the full year.

2.  EARNINGS/(LOSS) PER SHARE

     Basic earnings/(loss) per common share is computed by dividing earnings/(loss) available to common shareholders by the weighted average number of shares outstanding for the period.

     Diluted earnings/(loss) per common share is computed by dividing earnings/(loss) available to common shareholders, adjusted for preferred stock dividends for the three and six months ended June 30, 2003, by the weighted average shares outstanding. Since the Company reported losses for the three and six months ended June 30, 2002, the diluted loss per share is the same as the basic, as any potentially dilutive securities would reduce the loss. For the three and six months ended June 30, 2003, diluted earnings per share assumes the outstanding shares of common stock were increased by the number of shares issuable upon conversion of the 10% Series A and B Preferred Stock. The effect of conversion of 75,000 stock options outstanding are excluded as the effect would be antidilutive.

     A reconciliation of the basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2003 and 2002 was as follows:

                                      For the Three months ended June 30,
                                2003                          2002
                              Weighted-                     Weighted-
                             Average    Per Share         Average    Per Share
                  Earnings    Shares      Amount    Loss    Shares     Amount
Earnings/(loss)
 available to common
 shareholders           $33,685          -         -   $(86,083)        -     -
Basic Earnings/
 (loss) per common
  share                $33,685   1,295,970      $.03  $(86,083) 1,295,970 $(.07)
Effect of dilutive
 securities:
Preferred stock           6,500     235,000        -         -          -      -
Diluted earnings/
 (loss) per common
  share               $40,185   1,530,970     $.03   $(86,083) 1,295,970  $(.07)


                                         -5-
2.  EARNINGS/(LOSS) PER SHARE (Continued)

                              For the Six months ended June 30,
                             2003                          2002
                           Weighted-                     Weighted-
                           Average    Per Share         Average    Per Share
               Earnings    Shares      Amount    Loss    Shares     Amount
Earnings/(loss)
 available to common
 shareholders           $67,407          -         -   $(158,681)        -     -
Basic Earnings/
 (loss) per common
  share              $67,407   1,295,970      $.05  $(158,681) 1,295,970 $(.12)
Effect of dilutive
 securities:
Preferred stock          11,750     235,000        -         -          -      -
Diluted earnings/
 (loss) per common
  share              $79,157   1,530,970     $.05   $(158,681) 1,295,970  $(.12)


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


                                  CFC        AADC       Parent       Total
June 30, 2003
Revenues                     $1,526,210     175,000           -    $1,701,210
Segment Profit (Loss)           167,997     (22,457)     (66,383)      79,157
Net identifiable assets      $7,672,693   $  11,675    $    435    $7,684,803

                                  CFC        AADC       Parent       Total
June 30, 2002
Revenues                     $  643,816         -            -     $  643,816
Segment Profit (Loss)           (60,801)      (336)     (87,509)     (148,646)
Net identifiable assets      $2,915,488   $ 171,453    $  7,550    $3,094,491


4.  CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and in the bank as well as short-term securities held for the primary purpose of general liquidity. Such securities normally mature within three months from the date of acquisition.

5.  RESTRICTED CASH

     In conjunction with the sale of its remaining land lot, the Company was required to deposit $39,000 of the proceeds into a restricted escrow account to secure an outstanding letter of credit for the same amount. The letter of credit expires in December 2003.




                                         -6-
6.  WAREHOUSE LINE OF CREDIT

     In April 2003, the Company increased its existing warehouse line of credit to $10,000,000. Funds from this line of credit are used for short-term financing of mortgage loans held for sale, and are secured by residential mortgage loans and a personal guarantee of the Companys President.

7.  INCOME TAXES

     Income taxes for the three and six months ended June 30, 2003 and 2002 were different than the expected tax determined by applying the statutory federal income tax rate to income (loss) before provision for (benefit from) income taxes. The reasons for this difference were primarily due to benefits from the utilization of federal net operating loss carryforwards.



Item 2.

                AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                         MANAGEMENTS DISCUSSION AND ANALYSIS
             OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
____________________________________________________________________________

    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained in this report on Form 10-QSB are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance of achievements expressed or implied by such forward looking statements. Such factors, include, but are not limited to, those relating to competition, the ability to successfully market new mortgage products and services, the economic conditions in the markets served by the Company, the ability to hire and retain key personnel and other risks detailed in the Companys other filings with the Securities and Exchange Commission. The words believe, anticipate, expect, intend and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to the Three Months Ended
June 30, 2002.


     Total revenues for the three months ended June 30, 2003 were $897,562 compared to $305,467 for the three months ended June 30, 2002, an increase of $592,095 or approximately 193.8%. The increase was primarily attributable to an increase in mortgage origination fees to $735,967 from $211,318 or approximately 248.3% in the comparable 2002 period made by Capital Financial Corp. (Capital) the Companys mortgage banking subsidiary.

     To a lesser extent, the increase was attributable to an increase in mortgage interest income of $52,946 or 59.5%, to $141,920 from $88,974 during the comparable 2002 period. Application fee and commitment fee income increased by $14,500 or approximately 280.2% to $19,675 from $5,175 in the comparable 2002 period. The increase in mortgage origination fees, application and commitment fees, and interest income are attributable to the Companys increase in the number of mortgage applications received and closed during the period. This was primarily a result of lower interest rates and a greater amount of mortgage refinancing applications and closings received by the Company during the period.


                                          -7-
     The Company continued to see an increase in mortgage refinance applications in the 2003 period due to a decrease in interest rates during the period and continued focusing its efforts on expanding its wholesale business. During the three month period ended June 30, 2003, the Company continued its close business relationship with one of its wholesale mortgage banking customers and during the period has received a larger percentage of its overall mortgage production than it had experienced in the past. In addition, because of the amount, regularity and type of mortgage loans that this relationship generates, the Company has a goal of selling pools of mortgages, also referred to as "bulk sales", to institutional and other investors rather than one at a time sales as it presently conducts its business. The Company believes it can generate greater revenues per mortgage sold by this pooling method and has received approval to sell mortgages in bulk, "pools", to an institutional investor. The Company also believes there are numerous other entities that it may make bulk sales to. Further, the Company believes, though there can be no assurance, that through pooling it can increase its wholesale customers and business volume, as a result of being able to offer more competitive rates and higher compensation to its wholesale customers while still increasing its net revenues per loan on a percentage basis.

     During the three months ended June 30, 2003 Capital closed 129 residential mortgage loans in the principal amount of $28,063,543 compared to 55 loans closed in the principal amount of $10,805,321 in the three months ended June 30, 2002. At June 30, 2003, the Company had approximately 107 residential mortgage applications in process in the principal amount of $23,712,856 compared to 72 residential mortgage applications in process in the principal amount of $11,439,919 at June 30, 2002.

     Total expenses for the three months ended June 30, 2003 were $850,406, an increase of $463,278 or approximately 119.7% from $387,128 in the comparable 2002 period primarily due to an increase of $326,766 in the Companys sales commission which was directly attributable to a greater dollar amount of mortgage loan closings, an increase in interest expense of $62,217, due to increased utilization of the Companys warehouse line of credit as a result of a greater amount of closed mortgage loans, an increase in employee compensation of $4,879, and an increase in other expenses of $49,416 which were a result of increased costs related to certain business expenses such as rent, equipment, supplies, postage and miscellaneous office expenses. Included in increased other expenses is accounting and legal fees. The Companys ongoing litigation costs are expected to continue for the foreseeable future and continue to have a material adverse effect on the Companys business as well as liquidity. As a percentage of revenues, expenses were approximately 94.8% in the current period compared to approximately 126.7% in the comparable 2002 period.

     As a result of the foregoing, and the payment of Preferred Stock dividends, the Companys earnings attributable to common stockholders for the three months ended June 30, 2003 was $33,685 or $0.03 per common share, compared to a loss of $86,083, or $0.07 per common share in the comparable 2002 period.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

     Total revenues for the six months ended June 30, 2003 were $1,701,210 compared to $643,816 for the six months ended June 30, 2002, an increase of $1,057,394 or approximately 164.2%. The increase was primarily attributable to an increase in mortgage origination fees to $1,200,027 during the 2003 period from $432,511 in the comparable 2002 period, $175,000 in land sales during the period as compared to an absence of land sales during the comparable 2002 period, an increase of $92,828 or 47.0% in mortgage interest income to $290,263 from $197,435 in the comparable 2002 period, and to a lesser extent an increase in mortgage application and commitment fees of $22,050 to $35,920 from $13,870 in the comparable 2002 period. The increase in mortgage applications was primarily a result of lower interest rates producing a


                                               -8-
larger amount of refinance applications during the 2003 period. The continuation of interest rates at the current or lower levels is expected to have a positive effect on the Companys business, although there can be no assurance that interest rates will decline or remain at present low levels. During the six months ended June 30, 2003, Capital closed 241 residential mortgage loans in the principal amount of $51,409,022 compared to 109 loans closed in the principal amount of $20,961,310 in the six months ended June 30, 2002.

     Total expenses for the six months ended June 30, 2003 were $1,615,321, an increase of $820,946 or approximately 103.3% from $794,375 in the comparabl3 2002 period due to land and development costs during the 2003 period of $186,765 as compared to an absence of land development costs during the same period in 2002, an increase in interest expense of $117,785 to $192,957 from $75,172 or approximately 156.7% during the same period in 2002, an increase in commission of $443,667 to $748,311 from $304,644 or approximately 145.6% during the same period of 2002 due to a greater number of mortgage loan closings during the current period, an increase in other expenses of $79,748 to $306,105 from $226,357 in the same period of 2002, and a decrease in employee compensation and benefits of $7,019 to $181,183 from $188,202 during the same period of 2002. As a percentage of revenues, expenses were approximately 94.9% in the current period compared to 123.4% in the comparable 2002 period.

     As a result of the foregoing, the provision for income taxes and Preferred Stock dividends, the Companys earnings attributable to common stockholders for the six months ended June 30, 2003 was $67,407 or $0.05 per common share, compared to a net loss of $158,681 or $0.12 per common share for the comparable 2002 period.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, the Company had cash and cash equivalents of $516,186 compared to $376,425 at December 31, 2002, an increase of $139,761 or approximately 37.1%. This increase is attributable to net cash provided by its operating activities of $301,884, which was primarily offset by net cash of $116,321 used in financing activities and net cash used in investing activities of $45,802.

     The Company utilizes one $10,000,000 warehouse line of credit for its daily mortgage loan funding operations. Interest on this line of credit is charged at the rate of Wall Street Journal Prime Rate plus one and one half percent and expires on March 31, 2004. Whenever possible the Company employs its available cash to fund mortgage loans which generate mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit line. The warehouse line enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At June 30, 2003, the Company had borrowed $6,939,523 from its warehouse line of credit representing approximately $7,085,200 in closed loans ready for sale.

     On March 21, 2003, the Companys real estate subsidiary, American Asset Development Corporation, sold its remaining land lot for $175,000. A portion of the proceeds was used to repay the mortgage on the property including accrued interest, and $39,000 was deposited in an escrow account to secure an outstanding letter of credit which expires on December 31, 2003.

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


Item 3.  Controls and Procedures.

     An evaluation was carried out under the supervision and with the participation of the Companys management, including the Chief Executive Officer
(CEO) who also serves as the Chief Financial Officer (CFO), of the effectiveness of the Companys disclosure controls and procedures as of the end of the quarter ended June 30, 2003. Based on that evaluation, the CEO/CFO has concluded that the Companys disclosure controls and procedures are effective to provide reasonable assurance that all information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, during the quarter ended June 30, 2003 there were no significant changes in the Companys internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          31   Certification of Chief Executive and Financial Officer pursuant
               Section 302 of the Sarbanes-Oxley Act of 2002.
          32   Certification of Chief Executive and Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.
     (b)  No Reports on Form 8-K were filed during the quarter ended
          June 30, 2003.

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AMERICAN ASSET MANAGEMENT CORPORATION
                                                           (Registrant)




Date:  August 14, 2003                   By:_s/Richard G. Gagliardi__________
                                             Richard G. Gagliardi
                                             Chairman, President and Chief
                                             Executive Officer (Principal
                                             Executive and Financial Officer)