Form 10QSB
period 2003-09-30
AMERICAN ASSET MANAGEMENT CORP
filed 2003-11-19
CIK 852015

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                ________________________

                                     FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the Quarterly period ended:  September 30, 2003

___ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT



         For the transition period from _______ to _______.

                  Commission file number:  0-19154.



                AMERICAN ASSET MANAGEMENT CORPORATION
   (Exact name of small business issuer as specified in its charter)

          NEW JERSEY                             22-2902677
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

           1280 Route 46 West, Parsippany, New Jersey 07054
               (Address of principal executive offices)

              Issuer's telephone number:  (973) 299-8713

     _____________________________________________________________
         (Former name, former address and former fiscal year,
                    if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 day. Yes _X_ No___

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 18, 2003 there were 1,316,989 shares of the issuer's no par value common stock issued and 1,316,989 shares outstanding.



     Transitional Small Business Disclosure Format (check one):   YES___   NO_X_
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)
_______________________________________________________________________________
                                                      Sept.30,     December 31,
                                                     ___2003___     ____2002____
______________ASSETS________________
Current Assets
  Cash and cash equivalents                         $  403,119       $  376,425
  Mortgage loans held for sale                       2,151,409        4,742,984

  Prepaid expenses & other current assets               59,738           61,798
     Total Current Assets                            2,614,266        5,181,207

Restricted Cash                                         39,000               -
Land Development Costs                                      -           163,590
Property & Equipment, net of accumulated
 depreciation & amortization                             8,552            2,178
     Total Assets                                    2,661,818        5,346,975

__LIABILITIES AND STOCKHOLDERS' EQUITY__
Current Liabilities:
 Warehouse finance facility                          2,098,364        4,651,301
  Current maturities of notes payable                  25,000          152,945
  Deferred income                                       10,937           11,637
  Accounts payable, accrued expenses
   and other current liabilities                       167,901          179,420
    Total Current Liabilities                        2,302,202        4,995,303

Notes Payable Net of Current Maturities                 10,565          18,064

__Commitments and Contingencies__
Stockholders' Equity:
Series B Cumulative Convertible Participating
 Preferred stock, no par value; 300,000 shares
 authorized, 25,000 shares issued and outstanding
 (liquidation preference $25,000)                      25,000            25,000
Series A Cumulative Convertible Participating
 Preferred Stock, no par value; 600,000 shares
 authorized, 210,000 issued and outstanding
 (liquidation preference $210,000)                    205,000           205,000
Common stock, no par value; 10,000,000
 shares authorized, 1,316,989 issued
 and 1,295,970 outstanding                          3,852,825         3,852,825
Additional paid in capital                            231,207           231,207
Accumulated deficit                                (3,893,836)       (3,909,279)
      Subtotal                                        420,196           404,753
Treasury Stock, 21,019 shares at cost                 (71,145)          (71,145)
  Total Stockholders' Equity                          349,051           333,608
  Total Liabilities and Stockholders' Equity        2,661,818         5,346,975

             See Accompanying Notes to Consolidated Financial Statements.

                                         -2-
                  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
_______________________________________________________________________________

                                  For the Three Months      For the Nine months
                                  ___Ended Sept. 30           Ended Sept. 30,
                               __2003__     __2002__      __2003__     __2002__

Revenues:
 Mortgage origination fees     $   326,651  $  385,595   $1,526,678  $  818,106
 Land Sales                             -           -       175,000          -
 Application and commitment fees     9,372       4,918       45,292      18,788
 Mortgage interest income           72,250      97,399      362,513     294,834

    Total revenues                 408,273     487,912    2,109,483   1,131,728

Expenses:
 Employee compensation & benefits   86,697      79,261      267,880     267,463
 Commissions                       197,287     249,075      945,598     553,719
 Other expenses                    115,242     101,983      421,347     328,340
 Land development costs                 -           -       186,765          -
 Interest expense                   55,073      48,631      248,030     123,803
    Total expenses                 454,299     478,950    2,069,620   1,273,325

Income/(Loss) from operations      (46,026)      8,962      39,863    (141,597)

Other income/(expense)             (7,523)         626      (6,795)      2,539
Unrealized loss on financial
  instruments                       (8,000)          -       (8,000)         -
Other income                           477         626        1,205       2,539
    Total other income(expense)     (7,523)        626       (6,795)      2,539

Income/(Loss) before benefit from
 income taxes                     (53,549)      9,588       33,068    (139,058)

Benefit from income taxes           (7,460)         -            -           -

Net Income/(Loss)                 (46,089)      9,588       33,068    (139,058)

Dividends on Preferred Stock        5,875       5,250       17,625      15,285

Earnings/(Loss) Attributable to
Common Stockholders               (51,964)      4,338       15,443    (154,343)

Earnings/(Loss) Per Common Share
Basic                               $(0.04)    $  0.00       $ 0.01     $(0.12)
Diluted                             $(0.04)    $  0.00       $ 0.01     $(0.12)

Weighted Average Number of Shares
Of Common Stock outstanding:
Basic                            1,295,970    1,295,970    1,295,970  1,295,970
Diluted                          1,295,970    1,295,970    1,295,970  1,295,970

             See Acompanying Notes to Consolidated Financial Statements.
                                         -3-
                AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
______________________________________________________________________________
                                                  For the Nine Months Ended
                                              _Sept. 30, 2003_ _Sept. 30, 2002_

Cash flows from operating activities:
 Net Income/(loss)                                 $   33,068      $ (139,058)
 Adjustments to reconcile net income/(loss) to
 net cash provided by/(used in) operating activities:
  Depreciation and amortization                         2,012           2,585
  Unrealized loss on financial
    instruments                                         8,000              -

 Changes in assets & liabilities:
   Mortgage loans held for sale                      2,591,575      1,018,034
   Prepaid expenses &
   other current assets                                  7,060         42,758
   Land development costs                              163,590         (2,589)
   Warehouse finance facility                       (2,552,937)      (996,627)
   Deferred income                                        (700)        (6,973)
   Accounts payable, accrued expenses
    and other current liabilities                      (17,394)         6,461
   Net cash provided by/(used in)operating activities  234,274        (75409)

Cash flows from investing activities:
   Purchases of fixed assets                            (8,386)         (540)
   Purchase of securities                              (13,000)           -
   Increase in restricted cash                         (39,000)           -
    Net cash used in investing activities              (60,386)         (540)

Cash flows from financing activities:
  Payments of notes payable                            (135,444)     (14,854)
  Proceeds from issuance of Preferred Stock                 -         55,000
  Payment of Preferred Stock Dividends                  (11,750)     (15,285)
    Net cash (used in)/provided by
    financing activities                               (147,194)      24,861

Net increase/(decrease) in cash and cash equivalents     26,694      (51,088)

Cash and cash equivalents at beginning of period        376,425      298,319

Cash and cash equivalents at end of period           $  403,119   $  247,231

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest                                            $ 255,334    $ 125,613
  Income taxes                                               -            -

Supplemental schedule of non-cash investing and financing activities:
  Accrued dividend charged to accumulated deficit      $  5,875    $      -
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

1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the "Company") are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Companys 2002 Annual Report on Form 10-KSB. Reference is made to the Companys annual financial statements for the year ended December 31, 2002, for a description of the accounting policies which have been continued without change. Also refer to the footnotes within those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. The results of the three and nine months ended September 30, 2003 are not necessarily indicative of the results of the full year.


2.  EARNINGS/(LOSS) PER SHARE

     Basic EPS and Diluted EPS for the three and nine month periods ended September 30, 2003 and 2002 have been computed by dividing the net income(loss) attributable to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding 10% Series A and B, Cumulative Participating Preferred Stock and options have been excluded from the computation of Diluted EPS as they are antidilutive.


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

                                  CFC        AADC       Parent       Total
Sept. 30, 2003
Revenues                     $1,934,483     175,000           -    $2,109,483
Segment Profit (Loss)           144,597     (23,080)     (88,449)      33,068
Net identifiable assets      $2,649,606   $  11,628    $     584   $2,661,818

                                  CFC        AADC       Parent       Total
Sept. 30, 2002
Revenues                     $1,131,728         -            -     $1,131,728
Segment Profit (Loss)           (18,567)      (368)    (120,123)     (139,058)
Net identifiable assets      $2,666,582  $ 172,239    $  3,149    $2,841,970


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


6.  DERIVATIVE INSTRUMENTS

     All derivative instruments are reported on the balance sheet at fair value, and changes in derivatives fair values are recognized currently in earnings unless specific hedge criteria are met.


7.  WAREHOUSE LINE OF CREDIT

     In April 2003, the Company increased its existing warehouse line of credit to $10,000,000. Funds from this line of credit are used for short-term financing of mortgage loans held for sale, and are secured by residential mortgage loans and a personal guarantee of the Companys President.


8.  INCOME TAXES

     Income taxes for the three and nine months ended September 30, 2003 and 2002 were different than the expected tax determined by applying the statutory federal income tax rate to income (loss) before provision for (benefit from) income taxes. The reasons for this difference were primarily due to benefits from the utilization of federal net operating loss carryforwards.


9.  SUBSEQUENT EVENT

     In October 2003, the Companys treasury stock was sold for $11,936 through the process of the State of New York remitting the proceeds of escheated shares back to the Company. The proceeds were applied directly to the note payable.












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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

     Total revenues for the three months ended September 30, 2003 were $408,273 compared to $487,912 for the three months ended September 30, 2002, a decrease of $79,639 or approximately 16.3%. The decrease was primarily attributable to a decrease in mortgage origination fees of $58,934 or approximately 15.3%, to $326,651 from $385,585 during the comparable 2002 period. Mortgage interest income decreased by $25,149 or approximately 25.8% to $72,250 from $97,399.
The reduction in fees and income were partially offset by an increase in application and commitment fee income of $4,454 or approximately 90.6% to $9,372 from $4,918 during the comparable 2002 period. The decrease in interest income is attributable to decreases in mortgage interest received on loans that were owned and being warehoused by the Company due to lower rates of interest prevailing during the period. This was partially offset to a lesser extent by an increase in the number of mortgage applications and commitment fees received during the period. The increase in applications and commitment fees was a direct result of the Company receiving a greater amount of applications and borrowers accepting a greater amount of commitments from the Company during the period. The Company raised application and commitment fees charged to borrowers during the period while it eliminated certain other fees it was charging to borrowers, such as overnight mail expenses and attorney review fees. The net effect of increased applications and accepted commitments provided the Company with increased application and commitment fee income while it reduced the overall costs associated with each loan which the Company believes made it more competitive in the marketplace. In addition, the consolidation and simplification of fees charged to borrowers has allowed the Company to reduce the risks associated with the potential for being out of compliance with required disclosures such as the Good Faith Disclosure and other similar disclosures.

     The Company continued to see a large percentage of its business in mortgage refinance applications due to lower interest rates as compared to interest rates prevalent in prior years. The Company also continued focusing its efforts on expanding its wholesale business. During the three month period ended
September 30, 2003, the Company received the majority of its wholesale mortgage applications from one of its wholesale mortgage customers. The Company has a goal of selling pools of mortgages, also referred to as bulk sales, to institutional and other investors rather than one at a time sales as it presently conducts its business. The Company believes it can negotiate greater revenues per mortgage sold by this pooling method. The Company also believes there are numerous entities that it may make bulk sales to. Further, the Company believes, though there can be no assurance, that through pooling it can increase its wholesale customers and business volume as a result of being able to offer better competitive rates and higher compensation to its wholesale customers while still increasing its net revenues per loan on a percentage basis.

     During the three months ended September 30, 2003, the Company received 56 mortgage loan applications for processing from borrowers aggregating approximately $11,812,741 as compared to 111 mortgage loan applications in an aggregate of approximately $25,612,152 in the comparable 2002 period. Of the 56 loans originated during the three months ended September 30, 2003, 24 loans or approximately 42.9% of the total were refinance applications and 32 loans or approximately 57.1% of the total were purchase applications. Included in the purchase mortgage amounts are 5 second mortgages which aggregate approximately $180,020 as compared to 9 second mortgage applications received during the comparable 2002 period which aggregated approximately $561,400 and 5 FHA insured mortgage loans which aggregate approximately $680,406 as compared to 3 FHA insured loans received during the comparable 2002 period.

     During the three months ended September 30, 2003, the Company closed 51 residential mortgage loans in the principal amount of $10,068,105 compared to 60 loans closed in the principal amount of $14,343,446 in the three months ended September 30, 2002. At September 30, 2003, the Company had approximately 42 residential mortgage loan applications in process in the principal amount of $10,008,550 compared to 83 residential mortgage loan applications in process in the principal amount of $17,890,735, at September 30, 2002. Of the 42 applications, 22, or 52.4% were purchase mortgages and 20, or approximately 47.6% were refinance applications. The Company has experienced a significant eduction in refinance applications during the period ended September 30, 2003 as a result of a sharp increase in mortgage interest rates which occurred during June 2003. While interest rates are still low, it seems unlikely that interest rates will again see the lows set in early June 2003. Purchase mortgage demand remains strong although any further increase in interest rates will likely lessen the demand for purchase mortgages. Any further increase in interest rates will especially reduce the amount of refinance mortgages in the future.

     Total expenses for the three months ended September 30, 2003 were $454,299 a decrease of $24,651 or approximately 5.1% from $478,950 in the comparable 2002 period primarily due to a reduction of $51,788, or approximately 20.8%, in commissions paid from $249,075 in the comparable period in 2002 to $197,287 in the three months ended September 30, 2003. This was offset by an increase in employee compensation resulting from an increase in personnel and the rate of compensation paid and benefits of approximately 9.4% to $86,697 from $79,261 in the comparable 2002 period, an increase of $13,259 in other expenses or approximately 13.0% to $115,242 from $101,983 in the comparable 2002 period and an increase of $6,442 in interest expense or approximately 13.2% to $55,073 from $48,631 in the comparable 2002 period due to longer borrowing time on mortgage warehouse loans owed (This was generally because the institutions which the Company sells its mortgage loans to took longer than normal to review and purchase loans from the Company as they were back-logged with an unprecedented amount of refinance mortgage loans). The Company believes that the institutions it sells its loans to were understaffed to handle the volume. As a percentage of revenues, expenses were approximately 111.3% in the current period compared to approximately 98.2% in the comparable 2002 period.

    As a result of the foregoing, Preferred Stock dividends of $5,875 and a benefit from income taxes of $7,460, the Companys loss attributable to common stockholders for the three months ended September 30, 2003 was $51,964 or $0.04 per share compared to earnings attributable to common stockholders of $4,338 or $0.00 per common share for the comparable 2002 period.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

     Total revenues for the nine months ended September 30, 2003 were $2,109,483 compared to $1,131,728 for the comparable 2002 period. The increase in revenue was primarily attributable to an increase in mortgage origination fees to $1,526,678 during the 2003 period from $818,106 in the comparable 2002 period, an increase of $67,679 or approximately 23.0% in mortgage interest income to $362,513 from $294,834 in the comparable 2002 period, an increase in mortgage application and commitment fees of $26,504 to $45,292 from $18,788 in the comparable 2002 period, and an increase of $175,000 in revenues in land sales during the 2003 period compared to no revenues from land sales during the comparable 2002 period. The effect of lower interest rates during the nine month 2003 period had a positive effect on the Companys business. However, there can be no assurance that interest rates will decline from current levels or that they will not rise from present levels. During the nine months ended September 30, 2003, the Company closed 292 residential mortgage loans in the principal amount of $61,477,127 compared to 169 loans closed in the principal amount of $35,304,756 in the nine months ended September 30, 2002.

     Total expenses for the nine months ended September 30, 2003 were $2,069,620 an increase of $796,295 or approximately 62.5% from $1,273,325 in the comparable 2002 period due to land and development costs during the 2003 period of $186,765 as compared to an absence of land development costs during the same period in 2002, an increase in interest expense of $124,227 to $248,030 from $123,803, or approximately 100.3% during the same period in 2002 due to a longer warehouse borrowing length of time resulting in a high amount of interest charged on a larger amount of borrowed money due to the additional amount of closings during the period, an almost identical expense in employee compensation and benefits to $267,880 from $267,463 during the same period of 2002, an increase in other expenses of $93,007 to $421,347 from $328,340 in the same period of 2002, and an increase in commissions of $391,879 or approximately 70.8% to $945,598 from $553,719 during the same period of 2002 due to a higher amount of mortgage closing volume during the period. As a percentage of revenues, expenses were approximately 98.1% in the current period compared to approximately 112.5% in the comparable 2002 period.

     As a result of the foregoing and the payment of Preferred Stock dividends of $17,625, the Companys earnings attributable to common stockholders for the nine months ended September 30, 2003 was $15,443, or $0.01 per common share, compared to a loss attributable to common stockholders of $154,343 or $0.12 per common share for the comparable 2002 period.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, the Company had cash and cash equivalents of $403,119 compared to $376,425 at December 31, 2002, an increase of $26,694 or approximately 7.1%. This increase is attributable to net cash provided by its operating activities of $234,274, that was primarily offset by net cash used in financing activities of $147,194 and net cash used in investing activities of $60,386.

     The Company utilizes one $10,000,000 warehouse line of credit for its daily mortgage loan funding operations. Interest on this line of credit is charged at the rate of Wall Street Journal Prime Rate plus one and one half percent and expires on March 31, 2004. Whenever possible the Company employs its available cash to fund mortgage loans which generate mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit line. The warehouse line enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At September 30, 2003, the Company had borrowed $2,098,364 from its warehouse line of credit representing approximately $2,151,409 in closed loans ready for sale.

     In October 2003, the Company was notified by one of its primary institutional mortgage bankers which it sells loans to that the institution will no longer purchase loans on properties in New Jersey as a direct result of a new New Jersey State law which will go into effect on November 27, 2003. The law, called, The New Jersey Home Ownership Security Act of 2002, will cover most of the residential loans originated in the state and deal primarily with lender fees and lender liability including secondary market lenders. The Company, as well as other mortgage banking companies who do business in New Jersey, has been notified by numerous institutional purchasers of mortgage loans originated in New Jersey, that the language contained in the new law is unacceptable to them in its present form. There can be no assurance that the law will be modified from its present language and if not changed, will have a serious impact on the Companys ability to sell loans in the secondary market. As a result of the anticipated adverse impact on its business resulting from the new law, the Company is currently re-evaluating its future operational plans.

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


Item 3.  Controls and Procedures.

     An evaluation was carried out under the supervision and with the participation of the Companys management, including the Chief Executive Officer
(CEO) who also serves as the Chief Financial Officer (CFO), of the effectiveness of the Companys disclosure controls and procedures as of the end of the quarter ended September 30, 2003. Based on that evaluation, the CEO/CFO has concluded that the Companys disclosure controls and procedures are effective to provide reasonable assurance that all information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, during the quarter ended September 30, 2003 there were no changes in the Companys internal controls over financial reporting that have materially affected or are reasonable likely to materially affect its internal controls over financial reporting.


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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          31   Certification of Chief Executive and Financial Officer pursuant
               Section 302 of the Sarbanes-Oxley Act of 2002.
          32   Certification of Chief Executive and Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.
     (b)  No Reports on Form 8-K were filed during the quarter ended
          September 30, 2003.


                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AMERICAN ASSET MANAGEMENT CORPORATION
                                                           (Registrant)




Date:  November 18, 2003                 By:_s/Richard G. Gagliardi__________
                                             Richard G. Gagliardi
                                             Chairman, President and Chief
                                             Executive Officer (Principal
                                             Executive and Financial Officer)