Form 10KSB
period 2003-12-31
AMERICAN ASSET MANAGEMENT CORP
filed 2004-04-14
CIK 852015

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549
                           FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003
                                -OR-
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

For the year ended December 31, 2003, the issuer's revenues were $2,349,709. As of March 31, 2004 the aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $191,779.

As of March 24, 2003 the issuer has 1,316,989 shares of its no par value Common Stock issued and 1,316,989 shares outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format: Yes ___  No _X_

10KSB REPORT
                                 PART I


ITEM 1.  DESCRIPTION OF BUSINESS

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain statements and discussions contained in this report are not based on historical facts and contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, but are not limited to, those relating to competition, the ability of the Company to successfully market new mortgage products and services, the economic conditions in the markets served by the Company, the possibility of increased interest rates which would adversely affect the real estate market, the ability to hire and retain key personnel, and other risks detailed in this report and in the Company's other filings with the Securities and Exchange Commission. The words believe, expect, intend, anticipate and plan and similar expressions identify forward looking statements, readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.


GENERAL

     American Asset Management Corporation (the "Company"), conducts its business through its wholly-owned subsidiary, Capital Financial Corp. ("Capital"), a licensed mortgage banking company in New Jersey. During 2003 the Company, through its American Asset Development Corporation ("Development") subsidiary, was also engaged in the development and sale of a residential real estate lot (the "Property") in Hunterdon County New Jersey. Due to the Companys sale of the Property in 2003 this area of the Companys business is no longer being actively pursued. Unless otherwise indicated, all references to the Company in this report includes the Company and its subsidiaries.

   The Company was incorporated in the State of New Jersey on July 1, 1988.


BUSINESS DEVELOPMENTS OF 2001, 2002 AND 2003

     Between December 2001 and December 2002, the Company sold an aggregate of $235,000 of its 10% Cumulative Convertible Participating Preferred Stock to one of its directors and two non-affiliated accredited investors.

     In January 2002, the Company entered into an agreement with the principal of a non affiliated New Jersey Limited Liability Corporation ("LLC") to conduct its mortgage banking business. The Company has licensed the LLCs office, which is located in Flemington, New Jersey, as a branch office, with the New Jersey Department of Banking, as well as four independent contractor mortgage loan solicitors. For approximately one year prior to this agreement the Company had been receiving mortgage loan applications from the associate principal of the LLC. This office acts as a

                                         2
sales office only and engages in writing mortgage loan applications which are forwarded to the Companys main office for processing, underwriting and closing. The LLC is compensated by the Company based on a percentage basis when the loan closes. The LLC and its principal are responsible for all expenses attributable to this office including compensation of the loan solicitors.

     On April 5, 2002 the Company moved its offices to Parsippany, NJ.


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

     The Company generally sells its loans on a loan-by-loan basis to mortgage investors, which are usually savings banks. The Company estimates that approximately 90% of its loan applications typically close within 60 days from the date of application. During 2003, the Company sold loans to 6 different investors two of which accounted for 94% of total revenues. During 2002, the Company sold loans to 11 different investors, three of which accounted for 70% of total revenues. The Company believes that there are numerous other investors to which the Company could readily sell its loans if, for any reason, it was unable to sell its loans to the above investors. As of March 24, 2004, the Company had agreements with approximately 12 investors, to which the Company may sell its loans or refer applications to.




                                     3
     As of December 31, 2003, the Company had a $10,000,000 warehouse line of credit from a mortgage warehouse lender which provided the Company with a facility to borrow funds secured by originated residential mortgage loans which were temporarily warehoused and then sold. The warehouse line of credit, which expired on March 31, 2004, was secured by the personal guarantee of the Companys President. On March 11, 2004 the Company received approval of a new $7,000,000 warehouse line of credit, secured by the personal guarantee of the Companys President, with a commercial lending institution at more favorable terms to the Company. On March 22, 2004 the Company commenced utilizing this new warehouse credit line. The Company believes that the amount of this new credit line will be sufficient to meet the Companys mortgage warehouse needs at present. The Companys net worth was initially below the minimum net worth covenant agreed upon with the new mortgage warehouse lender. The Company has explained the net worth shortage to the lender which has allowed the amount of credit line to remain at the $7,000,000 limit. However, the warehouse lender has the right to lower the credit line to a maximum of 20 times the net worth of Capital but to date has not done so. In March 2004, Capital increased its net worth in the amount of $100,000 by borrowing $100,000 through the use of demand notes issued to two directors of the Company. In the event that the warehouse lender reduces the amount of the credit line to be in-line with its lending formulas, the Company believes it would not be initially detrimental to its business. The Company also believes that such a reduction in the immediate future is unlikely. The Company will borrow under its warehouse line of credit only against takeout commitments issued by qualified investors who have pre-approved the loans and committed to purchase the closed loan from the Company. By using the warehouse funds instead of "table funding", (funding provided by the investor who purchases the loan from the Company), the Company has generally been able to receive more favorable pricing from its investors which the Company believes has made it more competitive in the market place. The warehouse line has also allowed the Company to sell loans to investors which do not table fund and only purchase closed loans from its correspondents, i.e. Capital.

     The interest rate currently being charged to the Company on borrowed warehouse funds outstanding is variable between 3/4% and 1 1/2% over the prime lending rate as quoted by the Wall Street Journal. As of March 31, 2004, the Company had outstanding borrowings of $866,698 under the new line of credit and zero balance borrowed under the former warehouse credit line.

     While the Company generally utilizes a warehouse line of credit for its daily mortgage loan funding operations, whenever possible the Company employs its available cash to fund mortgage loans. When the Company uses its available cash rather than the warehouse line to fund a loan it generates mortgage interest income, as well as saves interest costs and other fees associated with using the warehouse credit line.

     On August 9, 2000 the Company was notified by U.S. Department of Housing and Urban Development ("HUD") that its approval with the agency as a non-supervised lender was upgraded to what is commonly referred to as Full Eagle status. This approval allows the Company to act in the capacity of a mortgage banker rather than a mortgage broker to underwrite and close loans in its own name and HUD will insure these loans without prior approval from the Company's sponsoring investors, as previously required. This approval



                                   4
also allows the Company to expand its wholesale product line to include third party origination of FHA loans through this new delegated underwriting privilege. Additionally, this approval allows the Company to be potentially more competitive in the market place with these types of loans. The Company did not file the financial statements of Capital with HUD by the required due date of March 30, 2004. HUD allows for a 30 day extension of time after an approved lender first receives written notice of a filing delinquency to come into compliance when an annual report is not filed on time. As of April 12, 2004 the Company had not received written notice of the delinquency from HUD and expects to file its report in mid-April 2004 which is within HUDs extension period.

     During 2003 the Company experienced an increase in mortgage refinancings as a result of a general decrease in mortgage interest rates during the year. However, as a result of actions taken by Capital since 1994 to implement other methods of securing purchase loan originations, including those discussed below, the Company, to a certain extent, has lessened its prior dependence on mortgage refinancings. Nevertheless, the Company believes that a significant increase in mortgage rates would adversely affect its ability to close both the number of home purchase loans and refinance loans, which would have an adverse effect on the Companys financial position.

     As part of its efforts to expand its ability to obtain loan originations, the Company hired a Vice President in September 2003 with approximately ten years mortgage industry experience. He is responsible for secondary marketing, wholesale and Internet development and assists in the day-to-day operations of the Company.

     Since 2000 the Company has primarily focused its efforts in the wholesale area of mortgage origination and since January 2002 to complement its wholesale business, utilizing its own retail sales force of loan originators. The Company decided during the fourth quarter of 2003 to increase its own retail sales force as part of the Companys efforts to increase its flow of business.

     In addition to its own sales force, as of March 31, 2004, the Company estimates that it has approximately 5 wholesale correspondents which also provide the Company with loan originations on a regular basis.

     During November 2003, a new New Jersey state law took effect which limited the amount of compensation mortgage bankers, and to a greater extent mortgage brokers, could receive on certain mortgage loans. As a direct result of this new law certain investors the Company sells loans to decided to suspend doing business within the State of New Jersey. In addition, the Companys primary wholesale customer determined that it was in their best interest to transact their mortgage business as bankers instead of as a broker which has resulted in a reduction of the amount of business the Company receives from this customer.

The Company hopes that the increase in its own retail sales force will lessen its dependency on wholesale customers as sources of business. In this regard, during February 2004, the Company hired a retail sales manager with over 6 years of mortgage banking experience and as of March 23, 2004 has added 5 additional experienced retail loan officers to its sales staff.



                                       5
     During the first quarter of 2004, the Company instituted strict pricing guidelines and commission structures to its retail sales force that should alleviate some of the major retail profitability risks the Company experienced in the past, although there is no assurance the Company will be successful with its retail sales force.

     In addition to having a steady flow of loans from a combined wholesale and retail source, the Company has a goal of selling pools of mortgages, also referred to as bulk sales, to institutional and other investors rather than one mortgage loan at a time sales as it presently conducts its business. The Company believes it can negotiate greater revenues per mortgage sold by this pooling method. The Company believes there are numerous entities that it may make bulk sales to. Further, the Company believes, though there can be no assurance, that through pooling it can increase its retail sales force, wholesale customers and overall business volume, as a result of being able to offer more competitive rates and higher compensation to its origination sources while still increasing its net revenues per loan on a percentage basis.

     There can be no assurance the Company will be successful in its relationships with wholesale correspondents and retail loan originators as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company.

     During the fiscal year ending December 31, 2003, the Company continued marketing its services to the public through the Internet using its website home page linked to a major website belonging to a national provider of mortgage loans and other financial statistics. The national provider's website provides the public with the Company's lending programs and interest rates on a daily basis, in addition to the rates of other lenders that the Company competes with. As a result of its marketing through the Internet, the Company has received numerous inquiries which have resulted in mortgage loan applications and closings from persons seeking mortgage financing.

     During March 2004, the Company modified its website to include sub-prime credit loans on a brokered basis to borrowers with impaired credit and has increased its Internet exposure to potential borrowers by linking its website to a sub-prime lender showcase of a national provider of consumer loan statistics. In addition, during the fourth quarter of 2003 the Company contracted to purchase borrower inquiry leads from a national internet source that provides potential borrowers with 4 mortgage rate quotes from lenders who compete with each other for the borrowers mortgage. The Company also began accepting credit cards from borrowers for payment of application and commitment fees in the first quarter of 2004. The Company continues to be encouraged with this new source of loan originations and the results of its Internet marketing.

     To date, the number of domestic mortgages originated over the Internet, Relative to the total mortgage origination market, while small, is still growing. Industry wide in 2002, only a small percentage of total mortgage originations were generated via the Internet and in 2003, the Company saw an increase in Internet generated business as compared with 2002. However, according to certain mortgage banking industry sources, by the year 2005 the Internet could comprise 25% to 30% of total mortgage originations. The Company's marketing strategy is to supplement its current wholesale and retail



                                    6
personal relationship based origination business with marketing conducted over the Internet. There can be no assurance that the Company will be successful in the future in using the Internet as a source of mortgage loan applications.


BUSINESS - AMERICAN ASSET DEVELOPMENT CORPORATION

     Development, which was incorporated in New Jersey in 1992 has been involved in the development and sale of residential homes and lots on property located in Hunterdon County, New Jersey.

     In connection with Developments activities in December 1996 Development closed a construction mortgage financing line of credit in the amount of $550,000. The loan also provided a letter of credit in the amount of $111,583 (later reduced to $39,000) which the Company was required to assign and deposit in escrow with certain municipal authorities in connection with its development activities. The mortgage loan also provided Development with $430,417 which was used to refinance a mortgage loan on the property then owned by Development, funds to complete the balance of required site improvements of the property and provided an interest reserve. The letter of credit was cancelled by the municipality and returned to the bank in December 2003. The mortgage loan and the letter of credit were secured by the personal guarantee of the Company's President and both have since been cancelled as of December 31, 2003.

     During December 2002, the Company borrowed $100,000 on its remaining building lot through a mortgage and note, with a personal guarantee by the Companys President, at a 10% rate of interest which was due on July 1, 2003. On March 21, 2003 the Company sold its remaining building lot in Hunterdon County, New Jersey for $175,000 and paid in full the mortgage on the lot including all interest owed. Accordingly the original mortgage on the subdivision was also cancelled.

    As required by the Township of Franklin, the Company has deposited $39,000 of the sales proceeds from the March 21, 2003 lot sale in an interest bearing escrow account to guarantee and replace the letter of credit which was cancelled and which guaranteed the balance of all improvements to be completed as required by municipal authorities. In December 2003, the proceeds of this account were transferred to the Township of Franklin and will be held as a deposit until the above mentioned improvements are completed.

     The Company does not expect that Developments operations will be a significant part of the Companys consolidated business in the future.

SEASONALITY

     The mortgage banking industry and the sale of new homes and building lots is generally subject to seasonal trends which reflect the pattern of new home construction and resales of existing homes. These sales typically peak during the spring and summer seasons and decline to lower levels in the late fall and winter seasons.






                                    7
COMPETITION

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

EMPLOYEES

     As of March 24, 2004, the Company had 16 employees, of whom 3 were employed as executives or in administrative positions, 2 were employed in the processing of mortgage loans and other clerical positions, and 11 were commission sales personnel. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are satisfactory.






                                      8
ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices consist of 2,250 square feet of offices in a building located in Parsippany, New Jersey and the offices are occupied pursuant to a 36 month lease which commenced on January 1, 2003 at a rental of $3,660 per month. The lease also provides the Company with a 2 year term renewal option at a monthly rental of $3,880 per month.



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

     In October 2003, the Company was informed that the 21,019 shares of the Companys Common Stock, which had been escheated to the State of New York by the stockholder was sold by the State of New York. The Company was credited with the proceeds of the sale in the amount of $11,936.40 and accordingly was credited towards the balance due in the settlement. As of March 2004, the Company has made all payments as provided for in the settlement agreement.

     On March 25, 1999, a derivative action on behalf of two New Jersey Limited liability companies (the "LLC's") was commenced against certain defendants, including the Company, its President, the Company's wholly-owned subsidiaries (collectively, the "Company Defendants"), and one of the Company's former directors, Theodore P. Rica, Jr. ("Rica") in the Chancery Division of the Superior Court of New Jersey, Union County. The plaintiffs allege that Rica and certain defendants other than the Company Defendants ("non-Company defendants"), misappropriated assets and opportunities of the LLC's for their own use, engaged in self-dealing with respect to the LLC's, breached the operating agreements of the LLC's, and converted and embezzled assets and funds of the LLC's.

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

                                       9
     In April 1999, the Court granted a preliminary injunction, which, among other things, enjoins the Company Defendants from allowing the transfer of any Company stock held in the name of Rica and certain other non-Company defendants and directs the Company Defendants to provide an accounting of all such stock. The Company, while denying any wrongdoing, did not oppose plaintiffs' application, as it did not adversely impact the Company.

     The case is scheduled for a May 10, 2004 trial. The plaintiffs demanded a payment of $588,000 from the Company and related defendants and have currently reduced their demand to $300,000. There is no settlement offer currently pending from the Company. The Company denies any wrongdoing and believes that the claims against the Company are without merit and that it has meritorious defenses and intends to defend the action vigorously. However, at this time, the Company cannot predict their ultimate liability, if any that might result from this action.

     On May 18, 1999, Rica submitted to the Company his resignation from the Company's Board of Directors.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year ended December 31, 2003.



                                PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                     2003 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock   0.45  0.40       0.55  0.40      0.40   0.40   0.40   0.40

                     2002 PRICES FOR THE QUARTER ENDED

          March 31        June 30         Sept. 30       Dec. 31
         High   Low      High   Low      High   Low    High   Low
Common
Stock    0.70   0.40     0.70   0.40     0.80   0.40   0.70  0.40

                                     10
HOLDERS

     The number of record holders of the Company's Common Stock was approximately 125 as of March 22, 2004. The Company believes that, in addition, there are in excess of 300 beneficial owners of its Common Stock whose shares are held in "street name".

DIVIDENDS

     To date, the Company has not paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of The Board of Directors and will depend upon the Companys earnings and will also be subject to the rights of any holders of stock, such as the Companys Cumulative Convertible Participating Preferred Stock, and any other preferred stock that may be issued that have preference of payment of dividends over holders of Common Stock. The Company's Board does not intend to declare any dividends on the Common Stock in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations.

     See Item 11 for a certain information concerning the Companys equity compensation plans as of December 31, 2003.




ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     Estimates and assumptions are required in the determination of mortgage loans held for sale. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any individual estimates or assumptions made by the Company, there may be other reasonable estimates or assumptions. The Company believes, however, that given facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on the Companys consolidated results of operations, financial position or cash flows for the periods represented in this section. The Companys most critical accounting policy is described below.

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




                                      11
YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

     Total revenues for the year ended December 31, 2003 were $2,349,709 compared to $1,664,892 for the year ended December 31, 2002, an increase of $684,817 or approximately 41.1%. The increase is partially attributable to land sales of $175,000 during the year ended December 31, 2003 as compared to an absence of land sales during the year ended December 31, 2002 which was generated from American Asset Development Corporation, the Company's wholly owned real estate development subsidiary. Capital, the Companys wholly owned mortgage banking subsidiary, had an increase of $81,232 or approximately 65.7% in application and commitment fee income in 2003 from $123,560 to $204,792, and an increase of $419,928 or approximately 36.8% in mortgage origination fees from $1,141,468 during 2002 to $1,561,396 during 2003. In addition there was an increase in mortgage interest income from Capital of $8,657 or approximately 2.2% from $399,864 during 2002 to $408,521 during the year ended December 31, 2003. The increase in mortgage related originations was the result of an increase in amount of $11,750,371, or approximately 21.1%, to $67,435,647 in total loan closings for the year ended December 31, 2003 from $55,685,276 in closings for 2002 and an increase in the number of closings by 63 to 321 or an approximately 24.4% increase for 2003 from 258 mortgage closings during 2002. This was a result of the Company increasing its profit margins, lower interest rates throughout most of the year, and by the Company's focus on building its wholesale and retail business and mortgage programs offered to the Company's correspondents and sales personnel. The increase in mortgage interest income was a direct result of a greater amount of mortgage loans held for sale to institutions and other investors, and to a lesser extent the Company holding a greater number of second mortgages in its warehouse facility which carry higher interest rates and generate greater rates of interest to the Company than first mortgages.

     For the year ended December 31, 2003, Capital closed 321 residential mortgage loans in the principal amount of approximately $67,435,647 compared to 258 loans in the principal amount of approximately $55,685,276 in the prior year, an increase in number of 63 or approximately 24.4% and an increase in amount of $11,750,371 or approximately 21.1%. At December 31, 2003, the Company had approximately 20 mortgage loan applications in process in the amount of approximately $4,938,959 compared to approximately 136 mortgage loan applications in process in the approximate amount of $35,240,131 at December 31, 2002, a decrease in number of 116 or approximately 85.3% and a decrease in dollar amount of approximately $30,301,172 or 86.0%. The decrease in amount of loans was due to the Companys primary investor of fixed rate loans suspending all business activity in New Jersey during the fourth quarter of 2003 as a direct result of a new, New Jersey law which took effect in November 2003. In the first quarter of 2004 the Company believes it has replaced the investor with two other investors which has reestablished the Companys competitiveness in the marketplace. Of the 20 loans in process as of December 31, 2003, 17 loans in the approximate amount of $4,262,656, or 85.0% were from wholesale originations and 3 loans in the approximate amount of $676,303 or 15.0% were originated by the Company's retail sales personnel and from the Company's executive staff. As of March 24, 2004, the Company has 57 mortgage loan applications in process in the approximate amount of $10,730,137. Of the 57 loans in process as of March 24, 2004, 10 loans in the approximate amount of $2,741,571, or 17.5%, were from wholesale originations and 47 loans in the approximate amount of $7,988,566 or 82.5% were originated by the Companys retail sales personnel and from the Companys executive staff.

                                      12
     Total operating expenses for the year ended December 31, 2003 were $2,424,932, an increase of $657,254 or 37.2% from the $1,767,678 incurred in the prior year. The $657,254 increase in operating expenses was the result of $186,765 land development costs for the year ended December 31, 2003 compared to an absence in land development costs in the prior year, an increase in interest expense of $82,786 or approximately 45.4% to $265,248 from $182,462 in the prior year due to interest charged on a larger amount of closed loans and borrowed funds, an increase of $291,715 or approximately 36.9% in commissions to $1,081,834 from $790,119 in the prior year, an increase in employee compensation and benefits of $9,911 or approximately 2.8% to $363,516 from $353,605 from the prior year and an increase in other expenses of $79,526 or 18.0% to $521,018 from $441,492 in the prior year, and a $6,551 net loss on derivative instruments compared to an absence of net loss in the prior year. Other expenses are primarily attributable to legal and accounting fees, associated warehouse and loan processing fees, and rent. Expressed as a percentage of revenues, operating expenses decreased to approximately 103.2% in 2003 from 106.2% in 2002, reflecting the decrease in expenses and increase in revenues discussed above.

     Due to the foregoing, the Company incurred a net loss of $75,223 for 2003 compared to a net loss of $102,786 for 2002 and, after payment of preferred stock dividends of $23,500 in 2003 and $20,660 in 2002, a loss attributable to common stockholders of $98,723, or a $0.08 loss per basic and diluted share, for the year ended December 31, 2003 compared to a loss of $123,446, or $.10 per basic and diluted share for the year ended December 31, 2002.

     The Company had a deferred tax asset at December 31, 2003, arising from federal and state net operating loss ("NOL") carryforwards of approximately $3,700,000 and $2,700,000 respectively. The NOL carryforwards expire between 2004 and 2022. A valuation allowance has been recorded in the amount of $1,418,202 at December 31, 2003, due to the uncertainty of future utilization of the Company's NOL carryforwards.

     No provision for income taxes was made in 2003 and 2002 due to net operating losses.



LIQUIDITY AND CAPITAL RESOURCES

     Throughout 2002 the Company continued to take actions that it believes are necessary to improve future operating results. Such actions included, but were not limited to, moving its offices to Parsippany, New Jersey during April 2002 and expanding its space within the same building in January 2003 which has enabled the Company to reduce the cost of rent as compared to the expired lease costs in its former office lease that expired in 2002, added additional outside sources of mortgage loans from wholesale accounts such as other mortgage bankers and brokers. During December 2002, the Company's warehouse line was increased from $6,000,000 to $8,000,000 and during January 2003, the warehouse credit line was increased to $9,000,000, and again during April 2003 increased to $10,000,000 as the Company's mortgage closings had increased to require a greater credit line available to fund its monthly mortgage closing obligations. As of March 31, 2004, the Company allowed the $10,000,000 warehouse credit line to expire. On March 11, 2004 the Company was


                                    13
approved and commenced utilizing a new $7,000,000 warehouse credit line with a different commercial lending institution. The terms of this new credit line provide the Company with lower interest rate and fees charged than with the previous credit line.

    The Company's capital resources during the year ended December 31, 2003, have primarily been derived from revenues generated by its mortgage banking operations and through land sales. The Company's cash position decreased in 2003 primarily as a result of a loss from operations of $75,223, a decrease of $23,060 in accounts payable and a $141,068 reduction in notes payable.

     On December 31, 2003 the Company had working capital of $179,718 compared to working capital of $168,780 on December 31, 2002.

     As of December 31, 2003, the Company had cash and cash equivalents of $345,947 compared to $376,425 at December 31, 2002, a decrease of $30,478 or approximately 8.1%. The decrease was primarily attributable to net cash used in financing activities of $163,943, and by net cash used in investing activities of $35,429. These decreases were partially offset by the net cash provided in operating activities of $168,894.

    Net cash provided by operating activities was the result of a net loss of $75,223, decreases in prepaid expenses and other current assets of $28,703, a derivative loss of $6,551 and decreases in warehouse finance facility of $3,837,600. These amounts were partially offset by a decrease in mortgage loans held for sale of $3,909,156 and land development costs of $163,590, depreciation and amortization of $2,795, a decrease in deferred income of $6,018, and a decrease in accounts payable, accrued expenses and other current liabilities of $23,060.

     Net cash used in investing activities during the year ended December 31, 2003 were an increase in other assets of $41,800, purchase of property and equipment of $8,795, which was offset by the proceeds of the sale of a derivative instrument of $15,167.

     Net cash used in financing activities during the year ended December 31, 2003 were $141,068 payments on notes payable and $22,875 in preferred stock dividends paid.

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






                                       14
EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not have a impact on the Companys historical financial position or results of operations.

     In March, 2004 the Securities and Exchange Commission issued Staff Accounting Bulletin No.105- Application of Accounting Principles to Loan Commitments. The staff accounting bulletin summarizes the view of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The bulletin indicates that loan commitments should be accounted for as derivative instruments and measured at fair value. The staff also indicated a Company should disclose it accounting policy for loan commitments pursuant to APB Opinion no. 22 Disclosure of Accounting Policies. The staff also indicates that they would expect all loan commitments accounted for as derivatives and entered into after March 31, 2004 to apply the accounting described in this bulletin. The Company believes that this interpretation by the SEC staff will not have a material effect on the Companys consolidated results of operations and financial condition.



ITEM 7.  FINANCIAL STATEMENTS


FINANCIAL STATEMENTS
                                                        PAGE NO.
Independent Auditors Report                               F-1

Consolidated Balance Sheets - December 31, 2003 and 2002   F-2
Consolidated Statements of Operations -
 for the years ended December 31, 2003 and 2002            F-3
Consolidated Statements of Stockholders' Equity -
 for the years ended December 31, 2003 and 2002            F-4
Consolidated Statements of Cash Flows - for the years
 ended December 31, 2003 and 2002                          F-5
Notes to Consolidated Financial Statements             F-6 - F-15






                                  15
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

Item 8A. Controls and Procedures.

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) who also serves as the Companys Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the CEO/ CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended December 31, 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.




                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

The Company's executive officers and directors are as follows:

                                          POSITION WITH
      NAME                AGE              THE COMPANY
Richard G. Gagliardi      57          Chairman of the Board, President,
                                      Chief Executive Officer and Chief
                                      Financial Officer

Bernard Gitlow            77          Director

Russell D. Frayko         41          Director

     RICHARD G. GAGLIARDI has been Chairman, President, Chief Executive Officer and Chief Financial Officer of the Company since its inception on July 1, 1988. Mr. Gagliardi was employed as a Registered Representative at the investment banking firm of L. C. Wegard & Co., Inc. ("Wegard") from October 1989 to September 1991, and served as a Vice President of Wegard from October 1989 to July 1991.

     BERNARD GITLOW has been a director of the Company since June 1993. He has been Executive Vice President of Victor Kramer, Co., Inc. a consulting company in the laundry and linen supply industry since August 1990. Since January 1988, Mr. Gitlow has also served as a consultant to the linen supply, Laundry, and dry cleaning industry.

                                         16
     RUSSELL FRAYKO has been a director of the Company since June 2002. He has been employed as President of Joint Venture Antiques since 1983, a company in the antique and modern furniture restoration and sales business. Mr. Frayko is also President of Joint Venture Promotions, an affiliate company involved in the promotion of furniture and antique dealer trade shows.

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

     The Company has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of the Company. The members of the Audit Committee are Messrs. Gitlow (Chairman) and Frayko, each of whom is an independent director as defined under the rules of the National
Association of Securities Dealers, Inc. The Companys Audit Committee does not have a member that qualifies as a financial expert under the federal securities laws. Each of the members of the Audit Committee have been active in the business community and have broad and diverse backgrounds, and financial experience. The Company believes that the current members of the Audit Committee are able to fully and faithfully perform the functions of the Audit Committee and that the Company does not need to install a financial expert on the Audit Committee.


Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission
(SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Companys knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers, directors and greater than ten-percent beneficial owners were timely filed.


Code of Business Conduct and Ethics


     The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting office (controller) and persons performing similar functions

     In light of the fact that the Company's Chief Executive Officer acts as the Company's principal executive, accounting and financial officer and the relatively small number of persons employed by the Company, the Company did not



                                        17
previously adopt a formal written Code of Business Conduct and Ethics but is in the process of developing a comprehensive Code of Business Conduct and Ethics to cover all of its employees. Copies of the Company's Code of Business Conduct and Ethics, which is expected to be adopted during the second quarter of 2004, can be obtained, when available, upon written request, addressed to:

American Asset Management Corporation
1280 Route 46 West
Parsippany, New Jersey 07054
Attention: Chief Executive Officer



ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the periods presented the compensation paid by the Company and its subsidiaries for services rendered during the fiscal year ended December 31, 2003 to the Company's Chief Executive Officer (the "named executive"). No other executive officer of the Company received an annual salary, bonus or other compensation in excess of $100,000 for the fiscal year ended December 31, 2003.


                        SUMMARY COMPENSATION TABLE

                         ANNUAL COMPENSATION     LONG-TERM COMPENSATION
   Name and Principal                        Other Annual       Awards
   Position                Year    Salary    Compensation  Securities Under-
                                                            Lying Options(#)

 Richard G. Gagliardi     2003   $139,970      $12,225(1)            0
 Chairman of the Board,   2002    110,000       11,225(1)            0
 President, Chief         2001    110,000       11,225(1)       25,000(2)
 Executive Officer and
 Chief Financial Officer

(1) Represents the approximate reimbursement cost of an automobile leased and insured by Mr. Gagliardi for business purposes. Also includes a 2% contribution aggregating approximately $2,680 during 2003 and $2,000 during 2002 in the Simple IRA retirement plan established in June 1998 by Capital for all employees.

(2) Represents options granted to Mr. Gagliardi in his capacity as a director of the Company.


OPTION GRANTS IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     No options were granted to the named executive during fiscal 2003.

     The following table sets forth information concerning the number of options owned by the named executive and the value of any in-the-money unexercised options owned by the named executive as of December 31, 2003. No options were exercised by the named executive during the year ended
December 31, 2003:

                                       18

            AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

                          Number of Securities    Value of Unexercised
                         Underlying Unexercised      In-The-Money
                       Options/SARs at 12/31/2003  Options/SARs at 12/31/2003

                       Exercisable  Unexercisable  Exercisable  Unexercisable

Richard G. Gagliardi       0              0           $0             $0


     The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of the options and the year-end market value of the Companys Common Stock. An option is "in-the-money" if the year-end fair market value of the Companys Common Stock exceeds the option exercise price. The closing sale price of the Companys Common Stock on December 31, 2003 was $0.40.


COMPENSATION OF DIRECTORS

     Directors of the Company receive $200 for each regular meeting they attend and $400 for attending an annual meeting. During 2003 the Company paid a total of $800 in director fees for Board of Director meeting attendance. There were no options granted during the year ended December 31, 2003.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The following table sets forth certain information as of March 24, 2004 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) the named executive, (iii) each of the Company's directors and (iv) all directors and executive officers as a group:

                            AMOUNT AND NATURE      PERCENTAGE  OF
NAME AND ADDRESS  OF           BENEFICIAL            OUTSTANDING
BENEFICIAL OWNER             OWNERSHIP  (2)        SHARES  OWNED

Richard G. Gagliardi(1)       528,490 (1)              40.1%
Bernard Gitlow                180,751 (1)(5)           13.7%
Nathan Low                    149,000 (1)(3)           11.3%
Sunrise Foundation Trust       68,000 (1)(4)            5.1%
Brian Gonnelli                 68,000 (1)               5.1%
Russell Frayko                 61,301 (6)(7)            4.7%

All directors and executive
officers as a group (three persons) 770,542 (5),(6),(7) 58.9%
---------------------------------


                                         19
(1) The address of Mr. Gagliardi is 1280 Route 46 West, Parsippany, New Jersey 07054. The address of Mr. Low and Sunrise Foundation Trust is 135 E. 57th Street, New York, NY 10022. The address of Mr. Gonnelli is 22 Kathryn Drive, Whippany, NJ 07981. The address of Mr. Gitlow is 1280 Route 46 West, Parsippany, NJ 07054.

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

(5) Includes 175,000 shares of Common Stock issuable upon conversion of 150,000 shares of the Companys 10% Series A Cumulative Convertible Participating Preferred Stock and 25,000 shares of the Company 10% Series B, Cumulative Convertible Participating Preferred Stock.

(6) Includes 26,301 shares of Common Stock owned by Mr. Fraykos family.

(7) Includes 10,000 shares of Common Stock issuable upon conversion of 10,000 shares of the Companys 10% Series A Cumulative Convertible Participating Preferred Stock.


EQUITY COMPENSATION PLAN

The following table provides certain information with respect to all of the Companys equity compensation plans in effect as of December 31, 2003

                   Number of Securities  Weighted Average  Number of Securities
                   to be issued upon     exercise price of  remaining available
                   exercise of out-      outstanding        for issuance under
                   standing options,     options, warrants  compensation plans
                   warrants and rights    and rights        (excluding securi-
                                                             ties reflected in
                                                              column (a))
Plan Category:             (a)                (b)                   (c)
Equity compensation
Plans approved by
security holders:             0             $0.00                    0


Equity compensation
Plans not approved by
Security holders:             0             $0.00                    0

Total                         0             $0.00                    0


                                    20

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During March 2004 the Company borrowed a total amount of $100,000 in demand notes at an annual interest rate of 10% from two directors of the Company, Bernard Gitlow and Russell Frayko, in the amount of $50,000 each.




ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

      *3.1(a) Certificate of Incorporation as Amended
     **3.1(b) Amendment to Certificate of Incorporation filed
                February 1995
    ***3.1(c) Amendment to Certificate of Incorporation filed
                January 1998
    ***3.1(d) Amendment to Certificate of Incorporation filed
                December 2001
    ***3.1(e) Amendment to Certificate of Incorporation filed
                December 2002
      *3.2    By-Laws
   ***10.1    Executive Office Lease
      21      Subsidiaries of the Company
      31.1   Certification of the Principal Executive Officer and
              Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1   Certification of Principal Executive Officer and
              Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________

  * Incorporated by reference to the corresponding exhibits in the Company's Registration Statement of Form S-1 (SEC File
    No. 33-34145).

 ** Incorporated by reference to the corresponding exhibit in the Company's Form 10-KSB for the year ended December 31, 1994.

*** Incorporated by reference to the corresponding exhibit in the Companys Form 10-KSB for the year ended December 31, 2002.

(b)  CURRENT REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003







                                       21
Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees

     Fees for professional services provided by the Companys independent auditors, WithumSmith+Brown, P.C., for the years ended December 31, 2003 and 2002 are as follows:

                                           2003                2002
    Audit Fees                           $43,000             $40,000
    Audit-related fees                     1,500                 -0-
    Tax fees                                 -0-               5,500
    All other fees                           -0-                 -0-
    Totals                               $44,500             $45,500



Audit Fees

     Audit fees consist of fees relative to the audit of the Companys year-end financial statements and review of the Companys quarterly reports on Form 10-QSB.

Audit Related Fees

     Audit Related Fees consists of the Companys agreed upon procedures engagement relating to the Companys HUD filing for the year ended
December 31, 2003.

Tax Fees

     Tax fees consist of fees relative to preparation of the Companys consolidated United States federal and state tax returns in 2003 and 2002.

Audit Committee Pre-Approval Policy

     It is the policy of the Companys audit committee to approve all engagements of the Companys independent auditors to render audit or non-audit services prior to the initiation of such services.











                                        22


                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN ASSET MANAGEMENT CORPORATION
                                              (Registrant)



                                     /S/_Richard G. Gagliardi________
                04/14/04             Richard G. Gagliardi
                  Date               President




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                     /S/_Richard G. Gagliardi________
                04/14/04                Richard G. Gagliardi
                  Date                  President
                                        (Principal Executive,
                                         Financial and Accounting
                                         Officer)
                                        (Signature)


                04/14/04             /S/_Bernard Gitlow______________
                  Date                  Bernard Gitlow
                                        Director
                                        (Signature)


                04/14/04             /S/_Russell Frayko________________
                  Date                  Russell Frayko
                                        Director
                                        (Signature)











                                    23







INDEPENDENT AUDITORS REPORT





To the Board of Directors and Stockholders,
American Asset Management Corporation and Subsidiaries:

We have audited the consolidated balance sheets of American Asset Management Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Asset Management Corporation and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                              /s/       WithumSmith+Brown, P.C.




New Brunswick, New Jersey
March 24, 2004, except for the
second paragraph of Note 12
as to which the date is March 30, 2004






                                         F-1

               AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED  BALANCE SHEETS
                             DECEMBER 31, 2003 AND 2002
                                                          2003          2002
ASSETS
Current Assets:
 Cash                                                 $  345,947    $  376,425
 Mortgage loans held for sale                            833,828     4,742,984
 Prepaid expenses and other current assets                15,971        44,674
     Total Current Assets                              1,195,746     5,164,083

Land and Development Costs                                   --        163,590

Property and Equipment, Net                                8,179         2,178

Other Assets                                              58,924        17,124

     TOTAL ASSETS                                     $1,262,849    $5,346,975

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
 Warehouse line of credit                             $  813,701    $4,651,301
 Deferred income                                           5,619        11,637
 Derivative instrument                                    21,718            --
 Accounts payable, accrued expenses and
  other current liabilities                              156,985       179,420
 Current maturities of notes payable                      18,005       152,945
     Total Current Liabilities                         1,016,028     4,995,303

Notes Payable, Net of Current Maturities                     --         18,064

Stockholders Equity:
 Series B Cumulative Convertible Participating
 Preferred stock, no par value; (liquidation
 Preference $25,000); 300,000 shares authorized,
 25,000 shares issued and outstanding                     25,000        25,000

Series A Cumulative Convertible Participating
 Preferred stock, no par value (liquidation
 preference $210,000); 600,000 shares authorized,
 210,000 shares issued and outstanding                   205,000       205,000
Common stock, no par value; 10,000,000 shares
 authorized; 1,316,989 shares issued; 1,316,989
 and 1,295,970 shares outstanding at
 December 31, 2003 and 2002, respectively             3,852,825      3,852,825
Additional paid-in capital                              171,998        231,207
Accumulated deficit                                  (4,008,002)    (3,909,279)
                                                        246,821        404,753
Treasury stock, at cost;
 21,019 shares at December 31, 2002                      --            (71,145)
Total Stockholders Equity                              246,821        333,608

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY           $1,262,849     $5,346,975

The Notes to Consolidated Financial Statements are an integral part of these statements.
                                    F-2
             AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                        2003         2002
Revenues:

Mortgage origination fees                           $1,561,396   $1,141,468
Land sales                                             175,000          --
Application and commitment fees                        204,792      123,560
Mortgage interest income                               408,521      399,864

     Total Revenues                                  2,349,709    1,664,892


Expenses:
Employee compensation and benefits                     363,516      353,605
Commissions                                          1,081,834      790,119
Other expenses                                         521,018      441,492
Land and development costs                             186,765          --
Losses on derivative instruments, net                    6,551          --
Interest expense                                       265,248      182,462

     Total Expenses                                  2,424,932    1,767,678

Net Loss                                               (75,223)    (102,786)

Dividends on Preferred Stock                            23,500       20,660

Net Loss Attributable to Common Stockholders        $  (98,723)    (123,446)

Net Loss Per Common Share:

     Basic                                              $(0.08)      $(0.10)

     Diluted                                            $(0.08)      $(0.10)

Weighted Average Number of Shares of Common

     Stock Outstanding:

     Basic                                           1,301,225    1,295,970

     Diluted                                         1,301,225    1,295,970


The Notes to Consolidated Financial Statements are an integral part of these statements.


                                     F-3





              AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Series B            Series A
Cumulative          Cumulative
Convertible         Convertible
Participating       Participating                       Additional
Preferred Stock     Preferred Stock     Common Stock      Paid-In    Accumulated
Shares  Amount      Shares  Amount    Shares   Amount    Capital     Deficit

Treasury Stock
Shares    Amount    Total

Balance, January 1, 2002
  --      --     150,000   $150,000 1,316,989  $3,852,825  $231,207 $(3,785,833)
 (21,019) $(71,145)$377,054

Series A Preferred Stock Issued For Cash
  --      --      60,000     55,000        --          --        --          --
      --        --   55,000

Series B Preferred Stock Issued For Cash
25,000  25,000      --          --         --          --        --          --
     --       --   25,000

Preferred Stock Dividends
  --      --         --        --          --          --        --     (20,660)
    --       --   (20,660)

Net Loss
  --      --         --        --          --          --        --    (102,786)
     --       --  (102,786)

Balance, December 31, 2002
25,000   25,000 210,000   205,000   1,316,989   3,852,825   231,207  (3,909,279)
(21,019) (71,145)  333,608

Sale of Treasury Stock
    --     --       --        --           --          --   (59,209)         --
  21,019   71,145    11,936

Preferred Stock Dividends
  --       --       --        --           --          --        --     (23,500)
     --       --   (23,500)

Net Loss
  --       --       --        --           --          --        --     (75,223)
     --       --   (75,223)

Balance, December 31, 2003
25,000 $25,000  210,000  $205,000   1,316,989  $3,852,825  $171,998 $(4,008,002)
     --        --  $246,821

 The Notes to Consolidated Financial Statements are an integral part of these statements.
                                     F-4
             AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                         2003          2002
Cash Flows From Operating Activities:
Net loss                                             $  (75,223)    $(102,786)
Adjustments to reconcile net loss to net cash
 Provided by(used in) operating activities:
 Depreciation and amortization                            2,795         3,552
 Losses on derivative instrument, net                     6,551          --
Changes in:
 Mortgage loans held for sale                         3,909,156    (1,331,096)
 Prepaid expenses and other current assets               28,703        17,905
 Land and development costs                             163,590        (5,088)
 Warehouse line of credit                            (3,837,600)    1,314,943
 Deferred income                                         (6,018)       (6,354)
 Accounts payable, accrued expenses and other
  current liabilities                                   (23,060)       18,412
Net Cash Provided by(Used in)Operating Activities       168,894       (90,512)

Cash Flows From Investing Activities:
 Purchases of property and equipment                     (8,796)         (836)
 Proceeds from sale of derivative instrument             15,167            --
 Increase in other assets                               (41,800)           --
   Net Cash Used In Investing Activities                (35,429)         (836)

Cash Flows From Financing Activities:
 Payments on notes payable                             (141,068)      (20,136)
 Proceeds from issuance of notes payable                     --       125,000
 Proceeds from issuance of Series B Prefd Stock             --        25,000
 Proceeds from issuance of Series A Prefd Stock             --        55,000
 Payment of preferred stock dividends                   (22,875)      (15,410)
   Net Cash Provided by(Used In) Financing Activities (163,943)      169,454

Net Increase (Decrease) In Cash                         (30,478)       78,106

Cash at Beginning of Year                               376,425       298,319

Cash at End of Year                                    $345,947       376,425

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Interest                                           $  275,176    $  179,504
  Income taxes                                       $   10,133    $       --

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
 Purchase of treasury stock resulting in
  reduction of note payable                          $   11,936    $       --
 Accrued preferred stock dividends                   $    5,875    $    5,250

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                    F-5
AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 1 - Significant Accounting Policies:


NATURE OF BUSINESS OPERATIONS
     American Asset Management Corporation (the Company) through its wholly owned subsidiary, Capital Financial Corp. (CFC) is engaged in originating and selling loans secured primarily by first mortgages on one-to-four family residential properties. CFC is a licensed mortgage banker in the State of New Jersey.

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     Geographic and Customer Concentration and Significant Risks
The Company's mortgage banking activities are primarily concentrated in the New Jersey market.

     The Company's origination and premium fees are derived from loan sales to various investors and interest revenue from the use of Company funds to fund loans. During 2003, the Company sold loans to 6 different investors, 2 of which accounted for 94 percent of total revenues. During 2002, the Company sold loans to 11 different investors, three of which accounted for 70 percent of total revenues.

     The Company receives all of its funds for mortgage banking activities from one mortgage warehouse lender (see Note 7).

USE OF ESTIMATES
     In preparing financial statements in conformity with accounting principals generally accepted in the United States of America, management makes estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of three to five years for computer equipment, furniture and fixtures, and office equipment and over the life of lease for leasehold improvements. Repairs and maintenance expenditures are expensed as incurred. Expenditures for betterment and major renewals are capitalized and, therefore, are included in property and equipment.

RECLASSIFICATIONS
     Certain items for 2002 have been reclassified to conform with the 2003 presentation. There was no effect on the Companys net loss for 2002 as a result of these reclassifications.



                                    F-6
AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1 - Significant Accounting Policies (Continued):

DERIVATIVE INSTRUMENTS
     The Company periodically purchases derivative instruments to stabilize its risk associated with market fluctuations in interest rates. The purchase of these derivative instruments does not constitute an effective hedging strategy in accordance with generally accepted accounting principles and therefore these purchases are treated as speculative investments. The fair market value of the derivative instruments are marked to market at each reporting date on the Companys balance sheet and all unrealized gains and losses are recognized in earnings currently.

CASH AND CASH EQUIVALENTS
     The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

MORTGAGE LOANS HELD FOR SALE
     Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim or permanent investors. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis (see Note 2). The Company generally sells whole loans without servicing retained. Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination fees as a component of deferred income on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale.

REVENUE AND COST RECOGNITION

Gain on Sale
     The Company records gain on sale of mortgages in accordance with SFAS No. 140, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company does not engage in servicing mortgages held for sale. The components of the Companys gain or loss on sales of loans are as follows:

(A) Origination and Premium Fees
     The Company accounts for origination and premium fee income on mortgages held for sale in conformity with Statement of Financial Accounting Standards No. 91. This statement requires that origination and premium fees be offset by their direct loan costs and the net deferred income is recognized at the time the loan is sold.



                                    F-7
AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1 - Significant Accounting Policies (Continued):

(B) Application and Commitment Fees
The Company's application fees for processing mortgage applications and commitment fees for committing to fund a loan are recorded in the statement of operations at the time the loan is sold or when the specific processing service (i.e. appraisal) has been provided and the fee is non-refundable.

(C) Loan Origination Costs
Loan fees, discount points and certain direct origination costs are recorded as an adjustment to the cost of the loan and are included in gain on sales of loans when sold. The Company estimates that direct loan origination costs, reported as operating expenses, were approximately $1,192,000 and $884,000 for the years ended December 31, 2003 and 2002, respectively.

Interest Recognition
     Interest income is accrued as earned. Loans are placed on a nonaccrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the collectibility of principal or interest. The Company had no loans on nonaccrual status at December 31, 2003 and 2002. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Interest expense is recorded on outstanding borrowings on the Companys warehouse line of credit based on the lines effective interest rate. The gross amounts of interest income and interest expense are presented as separate items on the statement of operations.

CONCENTRATION OF CREDIT RISK
     The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and considers the Companys risk negligible.

NET LOSS PER COMMON SHARE
     Net loss per share is computed by dividing net loss attributable to common stockholders by the weighted number of common shares outstanding. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Basic and diluted net loss per common share for 2003 and 2002 are the same because the effect of outstanding stock options and preferred stock conversions would be anti-dilutive.

STOCK-BASED COMPENSATION
As permitted by the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Companys employee stock options equals or exceeds the fair market value of the



                                   F-8
AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1 - Significant Accounting Policies (Continued):

underlying stock on the date of grant, no compensation expense is recognized. Stock options and warrants issued to non employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. There were no stock options granted in 2003 and 2002.

INCOME TAXES
     Deferred income tax assets and liabilities are computed for differences between financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on the enacted tax laws and rates to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The primary deferred tax items are net operating loss carryforwards. All deferred tax assets are fully reserved for because it is more likely than not that the benefit will not be realized.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not have a impact on the Companys historical financial position or results of operations.

     In March, 2004 the Securities and Exchange Commission issued Staff Accounting Bulletin No.105- Application of Accounting Principles to Loan Commitments. The staff accounting bulletin summarizes the view of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The bulletin indicates that loan commitments should be accounted for as derivative instruments and measured at fair value. The staff also indicated a Company should disclose it accounting policy for loan commitments pursuant to APB Opinion no. 22 Disclosure of Accounting Policies. The staff also indicates that they would expect all loan commitments accounted for as derivatives and entered into after March 31, 2004 to apply the accounting described in this bulletin. The Company believes that this interpretation by the SEC staff will not have a material effect on the Companys consolidated results of operations and financial condition.


                                    F-9

AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


Note 2 - Fair Value of Financial Instruments:

     The fair value of the Companys mortgage loans held for sale, warehouse line of credit, notes payable and derivative instrument approximate book value as of December 31, 2003 and 2002 due to the short term maturity of these items.


Note 3 - Property and Equipment:
Property and equipment at December 31 consist of:

                                                  2003         2002

Computer equipment                           $   79,529   $   72,197
Furniture and fixtures                           19,291       19,291
Office equipment                                 46,080       44,616
Leasehold improvements                            2,240        2,240
                                                147,140      138,344
Less:  Accumulated depreciation
       and amortization                         138,961      136,166

Property and Equipment, Net                  $    8,179   $    2,178

Depreciation and amortization expense was $2,795 and $3,552 for the years ended December 31, 2003 and 2002, respectively.


Note 4 - Retirement Plan:
     The Company maintains a SIMPLE individual retirement account plan under section 408(p) of the Internal Revenue Code whereby eligible employees are permitted salary reduction contributions. The Company may make nonelective contributions equal to 2 percent of compensation for the calendar year to the SIMPLE IRA of each eligible employee. For the years ended December 31, 2003 and 2002, the Company contributed $3,450 and $4,248 to employee retirement plans.


Note 5 - Accounts Payable, Accrued Expenses and Other Current Liabilities:
Accounts payable, accrued expenses and other current liabilities consist of the following at December 31:
                                                 2003         2002

Accounts payable                                $ 97,646   $120,030
Accrued expenses and other current liabilities    59,339     59,390
     Total                                      $156,985   $179,420







                                    F-10
AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Notes Payable:
Notes payable consists of the following at December 31:
                                                  2003        2002
Note payable (face amount $18,750 and $50,000
as of December 31, 2003 and 2002, respectively)
imputed interest at 7.5 percent per annum,
quarterly payments of $6,250, personally
guaranteed by the Companys President,
final payment due September 2004                 $18,005   $ 46,009

Mortgage payable, interest at 10 percent
per annum, secured by land, due July 2003             --    100,000

Stockholders notes payable,interest at
10 percent per annum, due July 2003                   --     25,000
                                                  18,005    171,009

Less: Current Maturities                          18,005    152,945

Notes Payable, Net of Current Maturities         $    --   $ 18,064

Interest expense paid on the stockholders notes payable amounted to $1,460 and $ 0, for the years ended December 31, 2003 and 2002, respectively.

Note 7 - Warehouse Line of Credit:
     The Company had a warehouse line of credit of $10,000,000 with a financial institution, which expired on March 31, 2004. This line bore interest at prime plus 1.75 percent. The prime rate at December 31, 2003 was 4 percent. Funds from this line of credit were used for short-term financing of mortgage loans held for sale, and are secured by residential mortgage loans and a personal guarantee of the Companys President. The investor paid the line of credit at the time of the closing. As of December 31, 2003, three loans, amounting to $833,828 had yet to be delivered to investors, resulting in a warehouse loan payable of $813,701. As of December 31, 2002, twenty two loans, amounting to $4,742,984, had yet to be delivered to investors, resulting in a warehouse loan payable of $4,651,301.

     The warehouse line of credit contained requirements for maintaining defined levels of net worth, maximum leveraged ratio and a compensating cash balance of $10,000. The Company was not in compliance with the covenant requirement of maintaining as of December 31, 2003 a minimum net worth, as defined, of $500,000 in the financial statements of CFC and maintaining a compensating cash balance of $10,000 as of December 31, 2003. On March 11, 2004, the Company executed a new warehouse line agreement (see Note 12).

Note 8 - Income Taxes:
     There was no provision for income taxes for the years ended December 31, 2003 and 2002, due to the losses generated in each year. All deferred tax assets are fully reserved for because it is more likely than not that the deferred tax asset will not be realized.


                                  F-11
AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes (Continued):

Deferred income taxes, consisting primarily of net operating loss carryforwards, are summarized as follows at December 31:

                                               2003         2002

Deferred Income Tax Asset                  $1,418,202   $1,432,473
Valuation Allowance                        (1,418,202)  (1,432,473)
Net Deferred Income Tax Asset                      --           --
Deferred Income Tax Liability                      --           --
Net Deferred Income Tax Liability          $       --   $       --

     The Company has federal net operating loss carryforwards available to offset future taxable income of approximately $3,700,000 at December 31, 2003, which expire in 2006 through 2022, and state net operating loss carryforwards of approximately $2,700,000, which expire in 2005 through 2010. The use of the Companys New Jersey net operating loss carryforwards is suspended until 2004.

     For the years ended December 31, 2003 and 2002, the Companys effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was or has been recorded.


Note 9 - Stockholders Equity:

     The Company authorized the issuance of 300,000 shares of Series B Cumulative Convertible Participating Preferred Stock with no par value. The holder is entitled to annual dividends of $.10 per preferred share, accruing from the date of original issuance and payable in cash on a quarterly basis at a rate of $.025 per preferred share. Series B Preferred shares rank equal to the Series A Preferred Stock and rank senior to the common stock with respect to dividends and liquidating distributions and senior to any future capital stock that ranks junior to the preferred shares. Each preferred share may be converted by the holders thereof, at any time, into one share of common stock of the Company at a conversion price equal to $1.00, subject to certain adjustments, which include: payment of stock dividends on common stock, common stock splits, or combinations affecting the common stock and recapitalizations, mergers or reorganizations. Preferred stock holders have no voting rights, except where required by law or upon conversion to common stock.

     On December 10, 2002, the Company sold 25,000 shares of this Series B Preferred stock to a Company director for $25,000.

     The Company has also authorized the issuance of 600,000 shares of Series A Cumulative Convertible Participating Preferred Stock with no par value. The holder is entitled to annual dividends of $.10 per preferred share, accruing from the date of original issue and payable in cash on a quarterly basis at a



                                   F-12
AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stockholders Equity (Continued):

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

     For the year ended December 31, 2002, the Company sold 60,000 shares of this Series A Preferred stock to Company directors and unrelated third parties for net proceeds of $55,000.

     Cumulative unpaid declared dividends on all preferred stock totaled $5,875, as of December 31, 2003.

     In August 2001, the Company issued a note payable (See Note 6) to purchase 21,019 shares of its outstanding common stock as part of a settlement. In 2003, the treasury stock was sold by a state government and the proceeds were remitted directly to the noteholder to reduce the balance of the note payable.


Note 10 - Commitments and Contingent Liabilities:

OPERATING LEASES
The Company has entered into various operating lease agreements for office space and office equipment. The leases expire periodically through December 2005.

The future minimum rental commitments under non-cancelable operating leases are as follows:
                     Year                              Amount

                     2004                             $ 57,771
                     2005                               54,111
                     Thereafter                          6,528
                          Total                       $118,410

Rental costs under operating leases included in other expenses amounted to $56,646 and $46,850 for the years ended December 31, 2003 and 2002, respectively.

PENDING LITIGATION

     On March 25, 1999, the Company, its President, and the Companys wholly owned subsidiary (CFC) (the Company Defendants) and one of the Companys former directors together with other individuals were named in an action filed in the



                                   F-13
AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10  Commitments and Contingent Liabilities (Continued):

Superior Court of New Jersey, Chancery Division by two New Jersey limited liability companies (the LLCs). The plaintiffs allege the Companys former director and other defendants other than the Company Defendants (Other Defendants) misappropriated assets and opportunities of the LLCs for their own use, engaged in self-dealing with respect to the LLCs, breached the operating agreements of the LLCs and converted and embezzled assets and funds of the LLCs. The Company Defendants are alleged to have aided and abetted the Companys former director in converting the assets of the LLCs by accepting loans and payments from the LLCs and the Companys former director and repaying loans to the Companys former director in the form of cash and Company stock.

     The LLCs seek declaratory and injunctive relief against the Company Defendants; an accounting of (1) all shares of Company stock purchased by the Companys former director and Other Defendants and (2) all payments to or from the Company and the Companys former director and Other Defendants; imposition of a lien or equitable trust in favor of the LLCs on shares of the Companys stock issued to the Companys former director and Other Defendants; and certain unspecified compensatory and punitive damages, attorneys fees and costs.

     In April 1999, the Court granted a preliminary injunction, which among other things, enjoins the Companys Defendants from allowing the transfer of any Company stock held in the name of the Companys former director and Other Defendants and directs the Company and related Defendants to provide an accounting of all such stock. The case is scheduled for a May 10, 2004 trial. The plaintiffs had previously demanded a payment of $588,000 from the Company and related Defendants and have currently reduced their demand to $300,000. There is no settlement offer currently pending from The Company.

    The Company denies any wrongdoing and believes that the claims against the Company Defendants are without merit, and that it has meritorious defenses and intends to defend the action vigorously. However, at this time the Company cannot predict their ultimate liability, if any, that may result from this action

MINIMUM NET CAPITAL REQUIREMENTS
     CFC is a HUD nonsupervised loan correspondent, and as such is required to maintain certain levels of minimum net worth and is subject to certain report filing requirements. CFC was in compliance with the minimum net worth requirement as of December 31, 2003. The Company did not file the financial statements of CFC with HUD by the required due date of March 30, 2004.

Note 11 - Stock Based Compensation:

     The Company adopted a 1992 Stock Option Plan, whereby the Company may grant incentive and new qualified options to eligible participants that vest upon grant date. The plan provided for the issuance of options with terms of not more than ten years. The plan included a provision whereby stock options granted by the Company may not exceed 100,000 shares of common stock, and accordingly has reserved 100,000 shares for this purpose. The plan terminated on May 22, 2002. There were no options granted during 2003 and 2002.

                                   F-14
AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11  Stock Based Compensation (Continued):

Options outstanding and exercisable as of December 31, 2002 were as follows:

                                            Weighted-Average
                                          Remaining
   Range of             Number          Contractual    Exercise
   exercise prices   Outstanding        Life (Years)    Price

     $  0.40           80,000               .45        $  0.40

The above options expired during 2003.


Note 12 - Subsequent Events:

     On March 11, 2004, the Company obtained a new warehouse line of credit from a bank in the amount of $7,000,000. This line has an expiration date of March 31, 2005. The line is secured by residential mortgage loans and a personal guarantee of the Companys President. The line bears various interest rates from prime plus three-quarters to prime plus one and a half percent. The percentage is directly related to the type of loan written. The Company is required to maintain several financial covenants including: 1) maintaining a minimum adjusted net worth of $550,000 2) not exceeding a maximum leverage ratio of 20 to 1 and 3) maintaining a compensating cash balance of $35,000.
The Company did not meet the minimum adjusted net worth requirement as of March 11, 2004 (the inception date of the agreement). The bank has informed the Company in writing that they will not consider a net worth deficiency as an event of default.

On March 30, 2004, the Company borrowed $100,000 from two board members in the form of demand notes bearing interest at 10% per annum.





















                                     F-15


                                 EXHIBIT INDEX



    EXHIBIT NO.                      DESCRIPTION

     10.1       Executive Office Lease

     21         Subsidiaries of the Company

     31.1       Certification of Principal Executive Officer and
                Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1       Certification of Principal Executive Officer and
                Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




































                                          24