Form 10QSB
period 2004-03-31
AMERICAN ASSET MANAGEMENT CORP
filed 2004-05-20
CIK 852015

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                             ________________________

                                  FORM 10-QSB
(Mark One)
_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Quarterly period ended:  March 31, 2004

___ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT

                For the transition period from _______ to _______.

                      Commission file number:  0-19154.

                 AMERICAN ASSET MANAGEMENT CORPORATION
     (Exact name of small business issuer as specified in its charter)

            NEW JERSEY                             22-2902677
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)

            1280 Route 46 West, Parsippany, New Jersey 07054
                (Address of principal executive offices)

     Issuers telephone number, including area code:  (973) 299-8713

    ____________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.



APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: As of April 18, 2004 there were 1,316,989 shares of the issuers no par value common stock issued and 1,316,989 shares outstanding.



     Transitional Small Business Disclosure Format (check one):
YES___   NO_X_
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
              AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
    ______________________________________________________________________
                                                 (Unaudited)
                                                  March 31,     December 31,
                                                  ___2004__      ____2003___
_____________ASSETS________________
Cash & cash equivalents                          $  254,931       $  345,947
Mortgage loans held for sale                      1,151,538          833,828
Derivative instrument                                 9,063               -
Prepaid expenses & other current assets              10,920           15,971

     Total Current Assets                         1,426,452        1,195,746

Property & Equipment,                                 7,279            8,179

Other Assets                                         58,654           58,924

     Total Assets                                 1,492,385        1,262,849

__LIABILITIES AND STOCKHOLDERS EQUITY__
Current Liabilities:
 Warehouse line of credit                         1,125,088          813,701
  Deferred income                                    12,957            5,619
  Derivative instrument                                  -            21,718
  Accounts payable, accrued expenses
   and other current liabilities                    155,673          156,985
  Current maturities of notes payable               112,025           18,005
    Total Current Liabilities                     1,405,743        1,016,028

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
Series B Cumulative Convertible Participating
 Preferred stock, no par value; 300,000 shares
 authorized, 25,000 shares issued and outstanding
 (liquidation preference $25,000)                   25,000            25,000
Series A Cumulative Convertible Participating
 Preferred Stock, no par value; (liquidation
 Preference $210,000); 600,000 shares authorized,
 210,000 shares issued and outstanding             205,000           205,000
Common stock, no par value; 10,000,000 shares
 authorized, 1,316,989 shares issued and
 outstanding                                     3,852,825         3,852,825
Additional paid in capital                         171,998           171,998
Accumulated deficit                             (4,168,181)       (4,008,002)

Total Stockholders Equity                          86,642          246,821

 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY      1,492,385        1,262,849

           See Accompanying Notes to Consolidated Financial Statements.

                                          -2-
                 AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
    ___________________________________________________________________

                                                      For the Three Months
                                                  ______Ended March 31,______
                                                  ____2004____   ____2003____

Revenues:
  Mortgage origination fees                       $   123,709     $  413,710
  Broker revenue                                        5,700             -
  Land Sales                                               -         175,000
  Application and commitment fees                      16,425         66,595
  Mortgage interest income                             27,225        148,343

    Total revenues                                   173,059        803,648


Expenses:
  Employee compensation & benefits                     99,145         81,431
  Commissions                                          68,353        279,711
  Other expenses                                       96,909        142,755

  Interest expense                                     18,996         94,253
  Land development expense                                 -         166,765
  Losses on derivative instruments, net                45,782             -
     Total expenses                                   329,185        764,915

Income/(Loss) from operations                        (156,126)        38,733

Other income                                            1,822            239
come/(Loss)                                          (154,304)        38,972

Dividends on Preferred Stock                            5,875          5,250

Earnings/(Loss) Attributable to
Common Stockholders                                  (160,179)        33,722


Earnings/(Loss) Per Common Share:
Basic                                                  $ (.12)       $  0.03
Diluted                                                $ (.12)       $  0.03

Weighted Average Number of Shares
Of Common Stock outstanding:
Basic                                               1,316,989       1,295,970
Diluted                                             1,316,989       1,530,970





                See Accompanying Notes to Consolidated Financial Statements.


                                             -3-


                  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
    ____________________________________________________________________
                                                      For the Three Months
                                                    ____Ended  March 31,____
                                                     ____2004__  ____2003__
Cash flows from operating activities:
  Net Income/(loss)                                  $(154,304)  $   38,972
  Adjustments to reconcile net income/(loss)
  to net cash provided by/(used in) operating activities:
   Depreciation and amortization                           900          671

  Losses on derivative instruments, net                 45,781           -

  Changes in:
    Mortgage loans held for sale                      (317,710)  (3,818,513)
    Prepaid expenses &
    other current assets                                 5,051      (42,154)
    Land development costs                                  -       163,590
    Warehouse finance facility                         311,387    3,732,416
    Deferred income                                      7,338        4,805
    Accounts payable & accrued expenses                 (1,312)       9,041
    Net cash provided by/(used in)operating activities (102,869)      88,828

Cash flows from investing activities:
    Change in other assets                                 270           -
    Purchases of fixed assets                               -        (2,759)
    Investment in derivative instrument                (76,562)          -
    Increase in restricted cash                             -       (39,000)
     Net cash used in investing activities             (76,292)     (41,759)

Cash flows from financing activities:
   Proceeds from notes payable, related parties        100,000           -
   Payments of notes payable                            (5,980)    (106,250)
   Payment of preferred stock dividends                 (5,875)      (5,250)
     Net cash provided by/(used in)
     financing activities                               88,145     (111,500)

Net decrease in cash and cash equivalents              (91,016)     (64,431)

Cash and cash equivalents at beginning of period       345,947      376,425

Cash and cash equivalents at end of period          $  254,931   $  311,994

Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest                                         $   20,516   $   95,885
   Income taxes                                             -            -

Supplemental schedule of non-cash investing
and financing activities:
   Accrued dividend charged to
   Accumulated deficit                              $    5,875   $    5,250

             See Accompanying Notes to Consolidated Financial Statements.
                                         -4-
                AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
___________________________________________________________________________
1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the Company) are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Companys 2003 Annual Report on Form 10-KSB. Reference is made to the Companys annual financial statements for the year ended December 31, 2003, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes within those annual statements for additional details of the Companys financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. The results of the three months ended March 31, 2004 are not necessarily indicative of the results of the full year.

2.  EARNINGS/(LOSS) PER SHARE
     Basic earnings/(loss) per common share is computed by dividing earnings/(loss) available to common shareholders by the weighted average number of shares outstanding for the period.

     Diluted earnings/(loss) per common share is computed by dividing earnings/(loss)available to common shareholders, adjusted for the 2003 period for the preferred stock dividends for the three months ended March 31, 2003, by the weighted average shares outstanding. Since the Company reported a loss for the three months ended March 31, 2004, the diluted loss per share is the same as the basic, as any potentially dilutive securities would reduce the net loss per share. For the three months ended March 31, 2003, diluted earnings per share assumes the outstanding shares of common stock were increased by the number of shares issuable upon conversion of the 10% Series A and B Preferred Stock.

     A reconciliation of the basic and diluted earnings (loss) per common share for the three months ended March 31, 2004 and 2003 was as follows:

                                For the Three months ended March 31,
                                2004                           2003
                                 Weighted-               Weighted-
                              Average   Per Share   Average    Per Share
                      Loss    Shares     Amount    Earnings   Shares     Amount
Earnings/(loss)
 available to common
 shareholders       $(160,179)                     $ 33,722
Basic Earnings/
 (loss) per common
  share             $(160,179) 1,316,989   $(.12)  $ 33,722  1,295,970    $0.03
Effect of dilutive
 securities:
Preferred stock            -           -              5,250    235,000       -
Diluted earnings/
 (loss) per common
  share            $(160,179)  1,316,989   $(.12)  $ 38,972  1,530,970    $0.03
                                            -5-


3.  GAIN/LOSS ON SALE OF MORTGAGES

     Gain/loss on sale of mortgages is comprised of the following for the three months ended March 31, 2004 and 2003:

                                                   2004         2003
Origination and premium fees                     123,709      413,710
Application and commitment fees                   16,425       66,595
  Subtotal                                       140,134      480,305
Less direct loan origination costs               (76,506)    (314,187)
  Net gain on sale of mortgages                   63,628      166,118

4.  WAREHOUSE LINE

     On March 11, 2004, the Company obtained a new warehouse line of credit from a bank in the amount of $7,000,000. This line has an expiration date of March 31, 2005. The line is secured by residential mortgage loans and a personal guarantee of the Companys President. The line bears various interest rates from prime plus three-quarters to prime plus one and a half percent. The percentage is directly related to the type of loan written. The Company is required to maintain several financial covenants including: 1) maintaining a minimum adjusted net worth of $550,000, 2) not exceeding a maximum leverage ratio of 20 to 1, and 3) maintaining a compensating cash balance of $35,000. The Company did not meet the minimum adjusted net worth requirement as of March 11, 2004 (the inception date of the agreement) and March 31, 2004. The bank has informed the Company in writing that they will not consider a net worth deficiency as an event of default.

5.  Notes Payable to Related Parties.

     On March 30, 2004, the Company borrowed $100,000 from two board members in the form of demand notes bearing interest at 10% per annum.


6.  Pending litigation

     On March 25, 1999, the Company, its President, and the Companys wholly owned subsidiary (CFC) (collectively, The Company Defendants) and one of the Companys former directors together with other individuals were named in an action filed in the Superior Court of New Jersey, Chancery Division by two New Jersey limited liability companies (the LLCs). The plaintiffs allege that the Companys former director and certain other defendants other than the Company Defendants (Other Defendants) misappropriated assets and opportunities of the LLCs for their own use, engaged in self-dealing with respect to the LLCs, breached the operating agreements of the LLCs and converted and embezzled assets and fund of the LLCs. The Company Defendants are alleged to have aided and abetted the Companys former director in converting the assets of the LLCs by accepting loans and payments from the LLCs and the Companys former director and repaying loans to the Company former director in the form of cash and Company stock.

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

                                         -6-



     In April 1999, the Court granted a preliminary injunction, which among other things, enjoins the Company Defendants from allowing the transfer of any Company stock held in the name of the Companys former director and Other Defendants and directs the Company and related Defendants to provide an accounting of all such stock

     The Company denies any wrongdoing and believes that the claims against the Company Defendants are without merit, and that it has meritorious defenses and intends to defend the action vigorously. However, at this time the Company cannot predict its ultimate liability, if any, that may result from this action.



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

MORTGAGE LOANS HELD FOR SALE
Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The mortgage are carried at the lower of cost or market. The Company generally sells whole loans without servicing rights retained. Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination fees as components of deferred income and prepaid expenses on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale.

                                          -7-
RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003.

     Total revenues for the three months ended March 31, 2004 were $173,059 compared to $803,648 for the three months ended March 31, 2003, a decrease of $630,589 or approximately 78.5%. The decrease was primarily attributable to a decrease in mortgage origination fees to $123,709 from $413,710 a decrease of $290,001, or approximately 70.1% in the comparable 2003 period, and a decrease of $121,118 in mortgage interest income to $27,225 or approximately 81.6% from $148,343, from Capital Financial Corp. (Capital), the Companys mortgage banking subsidiary. In addition, the Company did not have any lot sale revenues during the three months ended March 31, 2004 as compared to revenue of $175,000 from the sale of a building lot in the comparable 2003 period by its wholly owned real estate development subsidiary, American Asset Development Corp. (Development). The decrease in mortgage origination fees and mortgage interest income was due to a decrease in mortgage refinance applications and closings and a reduced amount of closed loans in the warehouse bank pending sale to institutional investors during the 2004 period. This was primarily due to an increase in interest rates during the period. In response to higher interest rates and decreased mortgage refinancings during the three month period ended March 31, 2004, the Company is focusing on expanding its retail sales force by hiring sales personnel with established sources of non-refinance purchase mortgages who will work on a commission basis. The traditional sources for purchase mortgages are primarily realtors, accountants, financial planners and real estate attorneys.

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

     The Company hopes that the increase in its own retail sales force will lessen its dependency on wholesale customers as sources of business. In this regard, during February 2004, the Company hired a retail sales manager with over six years of mortgage banking experience and during the quarter ended March 31, 2004 has added five additional experienced retail loan officers to its sales staff.

     During the first quarter of 2004, as part of its efforts to improve its operating results the Company instituted strict pricing guidelines and commission structures to its retail sales force. However, there can be no assurance that these new guidelines and structures will be favorably received by the Companys retail sales force or that they will have the intended effect of improving the Companys operating results.

     In addition to having a steady flow of loans from a combined wholesale and retail source, the Company has a goal of selling pools of mortgages, also referred to as bulk sales, to institutional and other investors rather than one mortgage loan at a time sales as it presently conducts its business. The Company believes it can negotiate greater revenues per mortgage sold by this pooling method. The Company believes there are numerous entities that it may

                                         -8-
make bulk sales to. Further, the Company believes, though there can be no assurance, that through pooling it can increase its retail sales force, wholesale customers and overall business volume, as a result of being able to offer more competitive rates and higher compensation to its origination sources while still increasing its net revenues per loan on a percentage basis. The Company has a short term goal of negotiating a forward delivery contract with an institutional investor. If the Company is successful in negotiating such an agreement, the Company would deliver to the investor an agreed upon amount, type and number of mortgage loans within a specified time period. The agreement would contain lending criteria, such as minimum credit scores and loan-to-value ratios of acceptable loans to be delivered to and purchased by the investor. In order to be beneficial to the Company, forward delivery commitment agreements would have to provide the Company with better pricing than it currently receives by selling closed loans to investors on an individual basis. The Company expects, though there can be no assurance, that if it is able to enter into business relationships with one or more institutional investors relating to forward contracts it could have a eneficial short term effect on the Company that could possibly lead to the Companys ability to sell mortgage pools to that or other institutional investors.



     There can be no assurance the Company will be successful in its relationships with wholesale correspondents and retail loan originators as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company.

     As of December 31, 2003, the Company had a $10,000,000 warehouse line of credit from a mortgage warehouse lender which provided the Company with a facility to borrow funds secured by originated residential mortgage loans which were temporarily warehoused and then sold. The warehouse line of credit, which expired on March 31, 2004, was secured by the personal guarantee of the Companys President. On March 11, 2004 the Company received approval of a new $7,000,000 warehouse line of credit, secured by the personal guarantee of the Companys President, with a commercial lending institution at more favorable terms to the Company. On March 22, 2004 the Company commenced utilizing this new warehouse credit line. The Company believes that the amount of this new credit line will be sufficient to meet the Companys mortgage warehouse needs at present. The Companys net worth, as of March 31, 2004, was below the minimum net worth covenant agreed upon with the new mortgage warehouse lender. The Company has explained the net worth shortage to the lender which has allowed the amount of credit line to remain at the $7,000,000 limit. However, the warehouse lender has the right to lower the credit line to a level of 20 times the net worth of Capital but to date has not done so.
In March 2004, Capital increased its net worth in the amount of $100,000 by borrowing $100,000 through the use of demand notes issued to two directors of the Company. These funds were invested by the Company into Capital in the form of a reduction in the inter-company loan balance. In the event that the warehouse lender reduces the amount of the credit line to be in-line with its lending formulas, the Company believes it would not be initially detrimental to its business. The Company will borrow under its warehouse line of credit only against takeout commitments issued by qualified investors who have pre-approved the loans and committed to purchase the closed loan from the Company. By using the warehouse funds instead of table funding, (funding provided by the investor who purchases the loan from the Company), the Company has generally been able to receive more favorable pricing from its investors which the Company believes has made it more competitive in the market place. The warehouse


                                         -9-
line has also allowed the Company to sell loans to investors which do not table fund and only purchase closed loans from its correspondents, i.e. Capital.

     During the three month period ending March 31, 2004, the Company continued marketing its services to the public through the Internet using its website home page linked to a major website belonging to a national provider of mortgage lending statistics. The national providers website provides the public with the Companys lending programs and interest rates on a daily basis, in addition to the rates of other lenders that the Company competes with. As a result of its marketing through the Internet, the Company has received numerous inquiries which have resulted in mortgage loan applications and closings from persons seeking mortgage financing.

     During March 2004, the Company modified its website to include sub-prime credit loans on a brokered basis to borrowers with impaired credit and has increased its Internet exposure to potential borrowers by linking its website to a sub-prime lender showcase of a national provider of consumer loan statistics. In addition, during the fourth quarter of 2003 the Company contracted to purchase borrower inquiry leads from a national internet source that provides potential borrowers with four mortgage rate quotes from lenders who compete with each other for the borrowers mortgage. The Company also began accepting credit cards from borrowers for payment of application and commitment fees in the first quarter of 2004. The Company continues to be encouraged with this new source of loan originations and the results of its Internet marketing.

     To date, the number of domestic mortgages originated over the Internet, relative to the total mortgage origination market, while small, is still growing. Industry wide in 2002, only a small percentage of total mortgage originations were generated via the Internet and in 2003, the Company saw an increase in Internet generated business as compared with 2002. However, according to certain mortgage banking industry sources, by the year 2005 the Internet could comprise 25% to 30% of total mortgage originations. The Companys marketing strategy is to supplement its current wholesale and retail personal relationship based origination business with marketing conducted over the Internet. There can be no assurance that the Company will be successful in the future in using the Internet as a source of mortgage loan applications.

     During the three months ended March 31, 2004, Capital received 79 mortgage applications aggregating a principal amount of $18,579,018 compared to 162 applications aggregating a principal amount of $34,371,460 during the period ended March 31, 2003. The decrease of 83 or approximately 51.2% in number of applications is a decrease of $15,792,442 or approximately 45.9% in principal amount when compared to the three months ended March 31, 2003. The decrease in applications was primarily a result of higher interest rates during the 2004 period which resulted in a decreased amount of refinance applications and an overall decrease in the Companys wholesale business. During the three months ended March 31, 2004, Capital closed 30 residential mortgage loans aggregating approximately $7,865,306 compared to 112 closed loans aggregating approximately $23,345,479 a decrease in number of 82 or 73.2% and a decrease in amount of $15,480,173 or approximately 66.3% when compared to the three months ended March 31, 2003. At March 31, 2004, the Company had approximately 57 residential mortgage application in process in the principal amount of $10,730,137 compared to 104 residential mortgage applications in process in the principal amount of $23,842,442 at March 31, 2003, a decrease of 47 in number or approximately 45.2% and a decrease of $13,112,305 in amount, or approximately 55%.

                                          -10-
     Total expenses for the three months ended March 31, 2004 were $329,185 a decrease of $435,730 or approximately 57% from $764,915 in the comparable 2003 period. The decrease in expenses was primarily due to an absence in land development costs during the period ended March 31, 2004 as compared to development costs of $166,765 during the comparable 2003 period, a decrease in commissions of $211,358 which was an approximately 75.6% decrease from $279,711 during the same period in 2003 to $68,353 during the period ended March 31, 2004, a $45,846 decrease, or approximately 32.1% in other expenses from $142,755 during the three months ended March 31, 2003 to $96,909 during the three months ended March 31, 2004 and a decrease of $13,161 or approximately 79.8% in interest expense to $18,996 from $94,253 in the same period of 2003. This was partially offset by an increase in employee compensation and benefits of $17,714 or approximately 21.8% from $81,431 during the same period in 2003 to $99,145 during the period ended March 31, 2004. In addition, the Company incurred a derivative loss of $45,782 during the quarter ended March 31, 2004. As a percentage of revenues, expenses were approximately 190.2% in the current period compared to 95.2% in the comparable 2003 period.

     As a result of the foregoing and the declaration of preferred stock dividends of $5,875, the Companys loss attributable to common stockholders for the three months ended March 31, 2004 was $160,179 or $0.12 per common share, compared to net income of $33,722 or $0.03 per common share for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, the Company had cash and cash equivalents of $254,931 compared to $345,947 at December 31, 2003, a decrease of $91,016 or approximately 26.3%. This decrease is primarily attributable to net cash used in operating activities of $102,869 which is comprised of a net loss of$154,304, net losses from derivative instruments of $45,781 and a change in accounts payable and accrued expenses of $1,312. The Company also utilized $76,292 in cash from investing activities which consisted primarily of an investment in a derivative instrument. This was partially offset by net cash provided by financing activities of $88,145, which included proceeds from notes payable of $100,000, payment of $5,980 in notes payable, and dividends of $5,875.

     The Company utilized one $10,000,000 warehouse line of credit for its daily mortgage loan funding operations. This line of credit expired on March 31, 2004. On March 22, 2004 the Company commenced utilizing a new $7,000,000 warehouse line of credit. Whenever possible the Company employs its available cash to fund mortgage loans which generates mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit line. The warehouse line enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At March 31, 2004, the Company had borrowed $1,125,088 from its warehouse line of credit representing approximately $1,151,538 in closed loans ready for sale. Funds from this line of credit are used for and are secured by residential mortgage loans and a personal guarantee of the Companys President. The terms of the warehouse line of credit and the Companys internal control policies require that a commitment be obtained from the purchaser, prior to the Company closing the loan with the mortgagor. Accordingly, the Company does not record any provision for uncollectible mortgage loans held for sale.

     The Company estimates that it will require additional capital in order to successfully implement its operational plans. As a result, the Company is seeking additional capital through, among other means, an infusion of noncollateralized loans

                                         -11-
and the sale of additional equity in the Company. However, there can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company.

Item 3. Controls and Procedures

     At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Companys management, including the Chief Executive Officer (CEO) who also serves as the Chief Financial Officer (CFO), of the effectiveness of the Companys disclosure controls and procedures. Based on that evaluation, the CEO/CFO has concluded that the Companys disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     During the quarter ended March 31, 2004, there were no changes in the Companys internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part 1 - Item 3 contained in the Companys 10-KSB for the year ended December 31, 2003 for further information relating to the pending action commenced against, among others, the Company and its President described below. See also Note 6 to the consolidated financial statements included in Item 1 of this Form 10-QSB.

    The action, which commenced in March 1999 in the Chancery Division of the Superior Court of New Jersey, Union County, the plaintiffs allege that the Company aided and abetted a former director in converting the assets of two New Jersey limited liability companies (the LLCs) by accepting loans and payments from the LLCs and the former director and repaying the loans to the former director in the form of cash and Company stock.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          10.1 New Warehouse Line of Credit between the Company and Independence Community Bank.
          10.2 Notes dated March 30, 2004 issued by the Company in favor of certain directors of the Company.
          31.1 Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002
          32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                          -12-

                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AMERICAN ASSET MANAGEMENT CORPORATION
                                                      (Registrant)




Date:  May 20, 2004                    By:_s/Richard G. Gagliardi____________
                                           Richard G. Gagliardi
                                           Chairman, President and Chief
                                           Executive Officer (Principal
                                           Executive and Financial Officer)





































                                          -13-