Form 10QSB
period 2004-06-30
AMERICAN ASSET MANAGEMENT CORP
filed 2004-08-23
CIK 852015

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                             ________________________

FORM 10-QSB
(Mark One)
_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Quarterly period ended:  June 30, 2004

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



     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: As of August 16, 2004 there were 1,316,989 shares of the issuers no par value common stock issued and outstanding.


Transitional Small Business Disclosure Format (check one):   YES___   NO_X_



PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
               AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                   June 30,     December 31,
                                                     2004          2003
_____________ASSETS________________
Cash & cash equivalents                          $  193,913       $  345,947
Mortgage loans held for sale                        172,000          833,828
Prepaid expenses & other current assets              17,222           15,971

     Total Current Assets                           383,135        1,195,746

Property & Equipment, Net                             6,379            8,179

Other Assets                                         57,968           58,924

     Total Assets                                   447,482        1,262,849

__LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)__
Current Liabilities:
 Warehouse line of credit                           169,938          813,701
  Deferred income                                     1,720            5,619
  Derivative instrument                              23,281           21,718
  Accounts payable, accrued expenses
   and other current liabilities                    148,649          156,985
  Current maturities of notes payable               106,200           18,005
    Total Current Liabilities                       449,788        1,016,028

__COMMITMENTS AND CONTINGENCIES__


Stockholders' Equity (Deficit):
Series B Cumulative Convertible Participating
 Preferred stock, no par value; 300,000 shares
 authorized, 25,000 shares issued and outstanding
 (liquidation preference $25,000)                   25,000            25,000
Series A Cumulative Convertible Participating
 Preferred Stock, no par value; (liquidation
 Preference $210,000); 600,000 shares authorized,
 210,000 shares issued and outstanding             205,000           205,000
Common stock, no par value; 10,000,000 shares
 authorized, 1,316,989 shares issued and
 outstanding                                     3,852,825         3,852,825
Additional paid in capital                         171,998           171,998
Accumulated deficit                             (4,257,129)       (4,008,002

Total Stockholders Equity (Deficit)                (2,306)          246,821

Total Liabilities and Stockholders Equity (Deficit) 447,482        1,262,849

           See Accompanying Notes to Consolidated Financial Statements.

                                         -2-

               AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                For the Three Months       For the Six Months
                                  Ended June  30,           Ended June 30,
                               __2004__     __2003__     __2004__     __2003__

Revenues:
 Mortgage origination fees     $   97,306  $  791,903   $  236,640  $1,317,494
 Broker revenue                    50,027           -       55,727           -
 Land sales                             -           -            -     175,000
 Application and commitment fees   15,400      19,675       31,825      35,920
 Mortgage interest income          17,547      85,984       29,147     172,796

    Total revenues                180,280     897,562      353,339   1,701,210

Expenses:
 Employee compensation & benefits 144,276      99,752      243,421     181,183
 Commissions                       29,376     468,600       97,729     748,311
 Other expenses                    83,329     163,350      180,238     306,105
 Land development costs                 -      20,000            -     186,765
 Interest expense                  11,983      98,704       30,979     192,957
 Loss/(Income)from derivative
  Instruments, net                 (4,219)          -       41,563           -
    Total expenses                264,745     850,406      593,930   1,615,321

Income/(Loss) from operations     (84,465)     47,156     (240,591)     85,889

Other income                         1,392        489        3,214         728

Income/(Loss) before provision for
  income taxes                    (83,073)     47,645     (237,377)     86,617

Provision for income taxes              -       7,460            -       7,460

Net Income/(Loss)                 (83,073)     40,185     (237,377)     79,157

Dividends on Preferred Stock        5,875       6,500       11,750      11,750

Earnings/(Loss) Attributable to
Common Stockholders               (88,948)     33,685     (249,127)     67,407

Earnings/(Loss) Per Common Share
Basic                              $(0.07)    $  0.03       $(0.19)    $  0.05
Diluted                            $(0.07)    $  0.03       $(0.19)    $  0.05

Weighted Average Number of Shares
Of Common Stock outstanding:
Basic                           1,316,989    1,295,970    1,316,989  1,295,970
Diluted                         1,316,989    1,530,970    1,316,989  1,530,970


           See Accompanying Notes to Consolidated Financial Statements.

                                      -3-
                AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                       For the Six Months
                                                      ___Ended  June 31,___
                                                     ____2004__  ____2003__
Cash flows from operating activities:
  Net Income/(loss)                                  $(237,377)  $   79,157
  Adjustments to reconcile net income/(loss)
  to net cash provided by/(used in) operating activities:
   Depreciation and amortization                         1,800        1,342

  Losses on derivative instruments, net                 41,563           -

  Changes in:
    Mortgage loans held for sale                       661,828   (2,342,216)
    Prepaid expenses &
    other current assets                                (1,251)      25,019
    Land development costs                                  -       163,590
    Warehouse finance facility                        (643,763)   2,288,222
    Deferred income                                     (3,899)      (5,917)
    Accounts payable, accrued expenses,
    And other current liabilities                       (8,336)      92,687
    Net cash provided by/(used in)operating activities(189,435)     301,884

Cash flows from investing activities:
    Change in other assets                                 956           -
    Purchases of fixed assets                               -        (6,802)
    Investments in derivative instrument, net          (40,000)          -
    Increase in restricted cash                             -       (39,000)
     Net cash used in investing activities             (39,044)     (45,802)

Cash flows from financing activities:
   Proceeds from notes payable, related parties        100,000           -
   Payments of notes payable                           (11,805)    (110,446)
   Payment of preferred stock dividends                (11,750)      (5,875)
     Net cash provided by/(used in)
     financing activities                               76,445     (116,321)

Net increase (decrease) in cash and cash equivalents  (152,034)     139,761

Cash and cash equivalents at beginning of period       345,947      376,425

Cash and cash equivalents at end of period          $  193,913   $  516,186

Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest                                         $   30,393   $  195,845
   Income taxes                                          1,100        3,300

Supplemental schedule of non-cash investing
and financing activities:
   Accrued dividend charged to
   Accumulated deficit                              $    5,875   $    5,875

             See Accompanying Notes to Consolidated Financial Statements.
                                    -4-

              AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)
     ______________________________________________________________________


1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the Company) are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Companys 2003 Annual Report on Form 10-KSB. Reference is made to the Companys annual financial statements for the year ended December 31, 2003, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes within those annual statements for additional details of the Companys financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. The results of the three and six months ended June 30, 2004 are not necessarily indicative of the results of the full year.

     Certain reclassifications have been made to the operating statement for the three and six month periods ended June 30, 2003 to conform with the current period presentation.


2.  EARNINGS/(LOSS) PER SHARE
     Basic earnings/(loss) per common share is computed by dividing earnings/(loss) available to common shareholders by the weighted average number of shares outstanding for the period.

     Diluted earnings/(loss) per common share is computed by dividing earnings/(loss) available to common shareholders, adjusted for the 2003 period for the preferred stock dividends for the three and six months ended June 30, 2003, by the weighted average shares outstanding. Since the Company reported losses for the three and six months ended June 30, 2004, the diluted loss per share is the same as the basic, as any potentially dilutive securities would reduce the net loss per share. For the three and six months ended June 30, 2004, diluted earnings per share assumes the outstanding shares of common stock were increased by the number of shares issuable upon conversion of the 10% Series A and B Preferred Stock.


     A reconciliation of the basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2004 and 2003 was as follows:





                                    -5-

                                For the Three Months ended June 30,
                               2004                           2003
                     Loss    Weighted-                      Weighted-
                             Average   Per Share            Average  Per Share
                              Shares    Amount    Earnings    Shares   Amount
Earnings/(loss)
 available to common
 shareholders     ($88,948)      -          -       33,685       -        -
Basic Earnings/
 (loss) per common
  share           ($88,948) 1,316,989    ($.07)     33,685  1,295,970   $.03
Effect of dilutive
 securities:
Preferred stock         -          -         -       6,500    235,000     -
Diluted earnings/
 (loss) per common
  share           ($88,948) 1,316,989    ($.07)     40,185  1,530,970   $.03



For the Six months ended June 30,
                              2004                           2003
                            Weighted-                      Weighted-
                             Average   Per Share           Average   Per Share
                     Loss    Shares     Amount   Earnings   Shares     Amount
Earnings/(loss)
 available to common
 shareholders       $(249,127)                     $ 67,407
Basic Earnings/
 (loss) per common
  share             $(249,127) 1,316,989   $(.19)  $ 67,407   1,295,970   $0.05
Effect of dilutive
 securities:
Preferred stock            -           -             11,750     235,000      -
Diluted earnings/
 (loss) per common
  share             $(249,127) 1,316,989   $(.19)  $ 79,157   1,530,970   $0.05



3.  GAIN ON SALE OF MORTGAGES

     Gain on sale of mortgages is comprised of the following for the three and six month periods ended June 30, 2004 and 2003:

                                  Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                      2004     2003       2004        2003
Origination and premium fees        97,306   791,903    236,640   1,317,494
Application and commitment fees     15,400    19,675     31,825      35,920
  Subtotal                         112,706   811,578    268,465   1,353,414
Less direct loan origination costs  38,826   523,740    115,332     837,927
Net gain on sale of mortgages       73,880   287,838    153,133     515,487


                                      -6-
4.  WAREHOUSE LINE

     On March 11, 2004, the Company obtained a new warehouse line of credit from a commercial bank in the amount of $7,000,000. This line has an expiration date of March 31, 2005. The line is secured by residential mortgage loans and a personal guarantee of the Companys President. The line bears various interest rates from prime plus three-quarters to prime plus one and a half percent. The percentage is directly related to the type of loan written. The Company is required to maintain several financial covenants including: 1) maintaining a minimum adjusted net worth of $550,000, 2) not exceeding a maximum leverage ratio of 20 to 1, and 3) maintaining a compensating cash balance of $35,000. The Company did not meet the minimum adjusted net worth requirement as of March 11, 2004 (the inception date of the agreement) and June 30, 2004. The bank has informed the Company in writing that they will not consider a net worth deficiency as an event of default under the line of credit.

5.  Notes Payable to Related Parties.

     On March 30, 2004, the Company borrowed $100,000 from two board members in the form of demand notes bearing interest at 10% per annum.

6.  Pending litigation

     On March 25, 1999, the Company, its President, and the Companys wholly owned subsidiaries (collectively, The Company Defendants) and one of the Companys former directors together with other individuals were named in an action filed in the Superior Court of New Jersey, Chancery Division by two New Jersey limited liability companies (the LLCs). The plaintiffs allege that the Companys former director and certain other defendants other than the Company Defendants (Other Defendants) misappropriated assets and opportunities of the LLCs for their own use, engaged in self-dealing with respect to the LLCs, breached the operating agreements of the LLC and converted and embezzled assets and funds of the LLC. The Company Defendants are alleged to have aided and abetted the Companys former director in converting the assets of the LLCs by accepting loans and payments from the LLCs and the Companys former director and repaying loans to the Company former director in the form of cash and Company stock.

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

     In April 1999, the Court granted a preliminary injunction, which among other things, enjoins the Company Defendants from allowing the transfer of any Company stock held in the name of the Companys former director and Other Defendants and directs the Company and related Defendants to provide an accounting of all such stock



                                    -7-

     The Company denies any wrongdoing and believes that the claims against the Company Defendants are without merit, and that it has meritorious defenses and intends to defend the action vigorously. The trial in this case is currently scheduled to begin in October 2004. However, at this time the Company cannot predict its ultimate liability, if any, that may result from this action. There is no settlement offer currently pending from the company.




Item 2.
         AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                 MANAGEMENTS DISCUSSION AND ANALYSIS
      OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained in this report on Form 10-QSB are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors, include, but are not limited to, those relating to competition, the ability to successfully market new mortgage products and services, the economic conditions in the markets served by the Company, the ability to hire and retain key personnel and other risks detailed in the Companys other filings with the Securities and Exchange Commission. The words believe, anticipate, expect, intend and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statements were made.

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

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The mortgage is carried at the lower of cost or market. The Company generally sells whole loans without servicing rights retained. Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs



                                   -8-
and selling costs. The Company defers net loan origination fees as components of deferred income and prepaid expenses on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale.



RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003.

     Total revenues for the three months ended June 30, 2004 were $180,280 compared to $897,562 for the three months ended June 30, 2003, a decrease of $717,282 or approximately 79.9%. The decrease was primarily attributable to a decrease in mortgage origination fees of $694,597 or approximately 87.7% to $97,306 from $791,903 in the comparable 2003 period, and a decrease of $68,437 or approximately 79.6% in mortgage interest income to $17,547 from $85,984, from Capital Financial Corp. (Capital), the Companys mortgage banking subsidiary. The decrease in mortgage origination fees and mortgage interest income was due to a decrease in mortgage refinance applications and closings and a reduced amount of closed loans in the warehouse bank pending sale to institutional investors during the 2004 period. This was primarily due to an increase in interest rates during the 2004 period. In response to higher interest rates and decreased mortgage refinancings during the three month period ended June 30, 2004, the Company is continuing to focus on expanding its retail sales force by hiring sales personnel with established sources of non-refinance purchase mortgages who will work on a commission basis. The traditional sources for purchase mortgages are primarily realtors, accountants, financial planners and real estate attorneys.

     During November 2003, a new New Jersey state law took effect which limited the amount of compensation mortgage bankers, and, to a greater extent mortgage brokers could receive on certain mortgage loans. As a direct result of this new law certain investors the Company sells loans to decided to suspend doing business within the State of New Jersey. In addition, the Companys primary wholesale customer determined that it was in its best interest to transact its mortgage business as bankers instead of as a broker which has resulted in a reduction of the amount of business the Company receives from this customer. During July 2004 the new law was amended. The Company believes that part of this amendment has lessened subsequent lender liability on certain loans purchased in the secondary market that the original law had imposed. As a result of this amendment the Company believes, though there can be no assurance, that certain investors may return to transacting mortgage business in New Jersey and the return of these investors could be beneficial to the Company.

     The Company hopes that the increase in its own retail sales force will lessen its dependency on wholesale customers as sources of business. In this regard, during February 2004, the Company hired a retail sales manager with over six years of mortgage banking experience and during the quarter ended June 30, 2004 has added additional experienced retail loan officers to its sales staff which as of August 10, 2004 totals 7 persons.


                                       -9-
     During the first and second quarters of 2004, as part of its efforts to improve its operating results, the Company instituted strict pricing guidelines and commission structures to its retail sales force. However, there can be no assurance that these new guidelines and structures will be favorably received by the Companys retail sales force or that they will have the intended effect of improving the Companys operating results.

     In addition to having a steady flow of loans from a combined wholesale and retail source, the Company has a goal of selling pools of mortgages, also referred to as bulk sales, to institutional and other investors rather than one mortgage loan at a time sales as it presently conducts its business. The Company believes it can negotiate greater revenues per mortgage sold by this pooling method. The Company believes there are numerous entities that it may make bulk sales to. Further, the Company believes, though there can be no assurance, that through pooling it can increase its retail sales force, wholesale customers and overall business volume, as a result of being able to offer more competitive rates and higher compensation to its origination sources while still increasing its net revenues per loan on a percentage basis. The Company has a short term goal of negotiating a forward delivery contract with an institutional investor. If the Company is successful in negotiating such an agreement, the Company would deliver to the investor an agreed upon amount, type and number of mortgage loans within a specified time period. The agreement would contain lending criteria, such as minimum credit scores and loan-to-value ratios of acceptable loans to be delivered to and purchased by the investor. In order to be beneficial to the Company, forward delivery commitment agreements would have to provide the Company with better pricing than it currently receives by selling closed loans to investors on an individual basis. The Company expects, though there can be no assurance, that if it is able to enter into business relationships with one or more institutional investors relating to forward contracts it could have a beneficial short term effect on the Company that could possibly lead to the Companys ability to sell mortgage pools to that or other institutional investors.

     There can be no assurance the Company will be successful in its Relationships with wholesale correspondents and retail loan originators as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company.

     As of December 31, 2003, the Company had a $10,000,000 warehouse line of credit from a mortgage warehouse lender which provided the Company with a facility to borrow funds secured by originated residential mortgage loans which were temporarily warehoused and then sold. The warehouse line of credit, which expired on March 31, 2004, was secured by the personal guarantee of the Companys President. On March 11, 2004 the Company received approval of a new $7,000,000 warehouse line of credit with a commercial lending institution at more favorable terms to the Company than the prior line of credit. Borrowings under the new line of credit are secured by the personal guarantee of the Companys President. On March 22, 2004 the Company commenced utilizing this new warehouse credit line. The Company believes that the amount of this new credit line will be sufficient to meet the Companys mortgage warehouse needs at present. The Companys net worth, as of March 31 and June 30, 2004, was below the minimum net worth covenant agreed upon with the new mortgage


                                  -10-
warehouse lender. The Company has explained the net worth shortage to the lender which has informed the Company in writing that it will not consider the net worth deficiency to be an event of default under the line of credit. At this time the lender has allowed the amount of the credit line to remain at the $7,000,000 limit. However, the lender has the right to lower the credit line to a level of 20 times the net worth of Capital but to date has not done so. In March 2004, Capital increased its net worth in the amount of $100,000 by borrowing $100,000 through the use of demand notes issued to two directors of the Company. These funds were invested by the Company into Capital in the form of a reduction in the inter-company loan balance. In the event that the lender reduces the amount of the credit line to be in-line with its lending formulas, the Company believes it would not be initially detrimental to its business. The Company will borrow under its warehouse line of credit only against takeout commitments issued by qualified investors who have pre-approved the loans and committed to purchase the closed loan from the Company. By using the warehouse funds instead of table funding, (funding provided by the investor who purchases the loan from the Company), the Company has generally been able to receive more favorable pricing from its investors which the Company believes has made it more competitive in the market place. The warehouse line has also allowed the Company to sell loans to investors which do not table fund and only purchase closed loans from its correspondents, i.e. Capital.

     During the three month period ending June 30, 2004, the Company continued marketing its services to the public through the Internet using its website home page linked to a major website belonging to a national provider of mortgage lending statistics. The national providers website provides the public with the Companys lending programs and interest rates on a daily basis, in addition to the rates of other lenders that the Company competes with. As a result of its marketing through the Internet, the Company has received numerous inquiries which have resulted in mortgage loan applications and closings from persons seeking mortgage financing.

     During March 2004, the Company modified its website to include sub-prime credit loans on a brokered basis to borrowers with impaired credit and has increased its Internet exposure to potential borrowers by linking its website to a sub-prime lender showcase of a national provider of consumer loan statistics. In addition, during the fourth quarter of 2003 the Company contracted to purchase borrower inquiry leads from a national internet source that provides potential borrowers with four mortgage rate quotes from lenders who compete with each other for the borrowers mortgage. The Company also began accepting credit cards from borrowers for payment of application and commitment fees in the first quarter of 2004. The Company continues to be encouraged with this new source of loan originations and the results of its Internet marketing. The Company continued to accept credit card payments and maintained its internet marketing during the second quarter of 2004.

     To date, the number of domestic mortgages originated over the Internet, relative to the total mortgage origination market, while small, is still growing. Industry wide in recent years, only a small percentage of total mortgage originations were generated via the Internet. However, according to certain mortgage banking industry sources, by the year 2005 the Internet could comprise 25% to 30% of total mortgage originations. The Companys marketing strategy is to supplement its current wholesale and retail personal




                                    -11-
relationship based origination business with marketing conducted over the Internet. There can be no assurance that the Company will be successful in the future in using the Internet as a source of mortgage loan applications.

     During the three months ended June 30, 2004 Capital closed 25 residential mortgage loans in the principal amount of $5,655,270 compared to 129 loans closed in the principal amount of $28,063,543 in the three months ended
June 30, 2003. At June 30, 2004, the Company had approximately 72 residential mortgage applications in process in the principal amount of $18,878,228 compared to 107 residential mortgage applications in process in the principal amount of $23,712,856 at June 30, 2003.

     Total expenses for the three months ended June 30, 2004 were $264,745, a decrease of $585,661 or approximately 68.9% from $850,406 in the comparable 2003 period primarily due to a decrease of $439,224 in the Companys sales commission from $468,600 in the three month period ended June 30, 2003 to $29,376 in sales commissions during the period ended June 30, 2004. The reduction in commissions paid during the 2004 period was directly attributable to a lesser dollar amount of mortgage loans closings. There was also a decrease in interest expense of $86,721, or 87.9% due to decreased utilization of the Companys warehouse line of credit as a result of a lesser amount of closed mortgage loans, a decrease in other expenses of $80,021, or approximately 49%, as a result of decreased costs related to certain business expenses such as rent, equipment, supplies, postage and miscellaneous office expenses. However there were certain increases in other expenses for accounting and legal fees. The Companys ongoing litigation costs, while reduced as compared to previous quarters, are expected to continue for the foreseeable future and will continue to have a material adverse effect on the Companys business as well as liquidity. There were no land development costs incurred during the three month period ended June 30, 2004 as compared to $20,000 of such expenses during the same period in 2003. The reduction in expenses was partially offset by increases in employee compensation and benefits of $44,524. As a percentage of revenues, expenses were approximately 146.9% in the current period compared to approximately 94.8% in the comparable 2003 period.

     As a result of the foregoing and the payment of Preferred Stock dividends, the Companys loss attributable to common stockholders for the three months ended June 30, 2004 was $88,948 or $0.07 per common share, compared to net income of $33,685, or $0.03 per common share in the comparable 2003 period.



SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

     Total revenues for the six months ended June 30, 2004 were $353,339 compared to $1,701,210 for the six months ended June 30, 2003, a decrease of $1,347,871 or approximately 79.2%. The decrease was primarily attributable to a decrease in mortgage origination fees to $236,640 during the 2004 period from $1,317,494 in the comparable 2003 period, an absence of land sales during the period as compared to land sales of $175,000 during the comparable 2003 period, a decrease of $143,649 or 83.1% in mortgage interest income to $29,147 from $172,796 in the comparable 2003 period, and a decrease in mortgage application and commitment fees of $4,095 to $31,825 from $35,920 in the


                                          -12-
comparable 2003 period. The decrease in mortgage applications was primarily a result of higher interest rates producing a smaller amount of refinance applications during the 2004 period. The continuation of interest rates at the current or higher levels is expected to have a negative effect on the Companys business. During the six months ended June 30, 2004, Capital closed 55 residential mortgage loans in the principal amount of $13,520,576 compared to 241 loans closed in the principal amount of $51,409,022 in the six months ended June 30, 2003.

    Total expenses for the six months ended June 30, 2004 were $593,930, a decrease of $1,021,391 or approximately 63.2% from $1,615,321 in the comparable 2003 period due to an absence of land and development costs during the 2004 period as compared to land development costs during the same period in 2003 of $186,765, a decrease in interest expense of $161,978, or approximately 83.9% to $30,979 from $192,957 during the same period in 2003, a decrease in commission of $650,582 or approximately 86.95% to $97,729 from $748,311 during the same period of 2003 due to a lesser number of mortgage loan closings during the current period, a decrease in other expenses of $125,867, or approximately 41.1% to $180,238 from $306,105 in the same period of 2003. This was partially offset by a an increase in employee compensation and benefits of $62,238 to $243,421 from $181,183 and a loss of $41,563 on derivative instrument as compared to an absence of loss during the same period of 2003.
As a percentage of revenues, expenses were approximately 168.1% in the current period compared to 94.9% in the comparable 2003 period.

     As a result of the foregoing, the provision for income taxes and Preferred Stock dividends, the Companys loss attributable to common stockholders for the six months ended June 30, 2004 was $249,127 or $0.19 per common share, compared to net income of $67,407 or $0.05 per common share for the comparable 2003 period.



LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, the Company had cash and cash equivalents of $193,913 compared to $345,947 at December 31, 2003, a decrease of $152,034 or approximately 44%. This decrease is primarily attributable to net cash used in operating activities of $189,435 which is comprised of a net loss of $237,377, offset in part by an add back for a loss on derivatives instruments of $41,563. The Company also utilized $39,044 in cash for investing activities which consisted primarily of an investment in a derivative instrument. This was partially offset by net cash provided by financing activities of $76,445, which included proceeds from notes payable of $100,000, payment of $11,805 in notes payable, and preferred stock dividends of $11,750.

     The Company utilized one $10,000,000 warehouse line of credit for its daily mortgage loan funding operations. This line of credit expired on March 31, 2004. On March 22, 2004 the Company commenced utilizing a new $7,000,000 warehouse line of credit. Whenever possible the Company employs its available cash to fund mortgage loans which generates mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit line. The warehouse line enables the Company



                                    -13-
to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At June 30, 2004, the Company had borrowed $169,938 from its warehouse line of credit representing approximately $172,000 in closed loans ready for sale. Funds from this line of credit are used for and are secured by residential mortgage loans and a personal guarantee of the Companys President. The terms of the warehouse line of credit and the Companys internal control policies require that a commitment be obtained from the purchaser, prior to the Company closing the loan with the mortgagor. Accordingly, the Company does not record any provision for uncollectible mortgage loans held for sale.

     The Company estimates that it will require additional capital in order to successfully implement its operational plans. As a result, the Company is seeking additional capital through, among other means, an infusion of noncollateralized loans and the sale of additional equity in the Company or its subsidiary Capital Financial Corp. However, there can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, or at all.


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

     During the quarter ended June 30, 2004, there were no changes in the Companys internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


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

                                     -14-


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          31.1 Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002
          32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  No Reports on Form 8-K were filed during the quarter ended
          June 30, 2004.






SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERICAN ASSET MANAGEMENT CORPORATION
                                                      (Registrant)




Date:  August 23, 2004                     By:_s/Richard G. Gagliardi________
                                           Richard G. Gagliardi
                                           Chairman, President and Chief
                                           Executive Officer (Principal
                                           Executive and Financial Officer)
















                                          -15-