Form 10QSB
period 2004-09-30
AMERICAN ASSET MANAGEMENT CORP
filed 2004-11-19
CIK 852015

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                ________________________

                                     FORM 10-QSB

(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the Quarterly period ended:  September 30, 2004

___ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT



         For the transition period from _______ to _______.

                  Commission file number:  0-19154.



                AMERICAN ASSET MANAGEMENT CORPORATION
   (Exact name of small business issuer as specified in its charter)

          NEW JERSEY                             22-2902677
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

           1280 Route 46 West, Parsippany, New Jersey 07054
               (Address of principal executive offices)

              Issuers telephone number:  (973) 299-8713

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: As of November 18, 2004 there were 1,316,989 shares of the issuers no par value common stock issued and 1,316,989 shares outstanding.


     Transitional Small Business Disclosure Format (check one): YES   NO_X_
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)
_______________________________________________________________________________
                                                      Sept.30,     December 31,
                                                     ___2004__     ____2003____
______________ASSETS________________
Current Assets
  Cash and cash equivalents                         $   84,164       $  345,947
  Mortgage loans held for sale                         333,700          833,828
  Prepaid expenses & other current assets               11,180           15,971
     Total Current Assets                              429,044        1,195,746

Property & Equipment                                     5,478            8,179

Other assets                                            57,968           58,924

     Total Assets                                      492,490        1,262,849

__LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)__
Current Liabilities:
 Warehouse line of credit                              330,363          813,701
  Deferred income                                           -             5,619
  Derivative instrument                                     -            21,718
  Accounts payable, accrued expenses
   and other current liabilities                       154,580          156,985
  Current maturities of notes payable                  125,000           18,005
    Total Current Liabilities                          609,943        1,016,028

__COMMITMENTS & CONTINGENCIES___
Stockholders Equity (Deficits):
Series B Cumulative Convertible Participating
 Preferred stock, no par value; 300,000 shares
 authorized, 25,000 shares issued and outstanding
 (liquidation preference $25,000)                      25,000            25,000
Series A Cumulative Convertible Participating
 Preferred Stock, no par value; (liquidation
 Preference $210,000); 600,000 shares
 authorized, 210,000 shares issued and outstanding    205,000           205,000
Common stock, no par value; 10,000,000 shares
  authorized, 1,316,989 shares issued and
  outstanding                                       3,852,825         3,852,825
Additional paid in capital                            171,998           171,998
Accumulated deficit                                (4,372,276)       (4,008,002)

 Total Stockholders Equity (Deficit)                 (117,453)          246,821

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)  492,490         1,262,849


       See accompanying notes to Consolidated Financial Statements.

                  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
_______________________________________________________________________________
                                  For the Three Months       For the Nine months
                                    Ended Sept. 30             Ended Sept. 30,
                               __2004__     __2003__       __2004__     __2003__
Revenues:
  Mortgage origination fees     $    50,224  $  348,984   $  286,864  $1,669,201
  Broker revenue                     66,797          -       122,524          -
  Land Sales                             -           -            -      175,000
  Application and commitment fees     7,458       9,372       39,283      45,292
  Mortgage interest income            3,526      49,917       32,673     219,990

     Total revenues                 128,005     408,273      481,344   2,109,483

Expenses:
  Employee compensation & benefits  130,345      86,697      373,766     267,880
  Commissions                         5,780     197,287      103,509     945,598
  Other expenses                     56,987     115,242      237,225     421,347
  Land and development costs             -           -            -      186,765
  Interest expense                    3,246      55,073       34,225     248,030
  Losses on derivative
   Instruments, net                  40,937       8,000       82,500       8,000
     Total expenses                 237,295     462,299      831,225   2,077,620

Income/(Loss) from operations      (109,290)    (54,026)    (349,881)     31,863

Other income                             18         477        3,232       1,205

Income/(Loss) before benefit
  from income taxes                (109,272)    (53,549)    (346,649)     33,068

Benefit from income taxes                -       (7,460)          -           -

Net Income/(Loss)                  (109,272)    (46,089)    (346,649)     33,068

Dividends on Preferred Stock          5,875       5,875       17,625      17,625

Earnings/(Loss) Attributable to
Common Stockholders                (115,147)    (51,964)    (364,274)     15,443

Earnings/(Loss) Per Common Share
Basic                                $(0.09)    $ (0.04)      $(0.28)    $ 0.01
Diluted                              $(0.09)    $ (0.04)      $(0.28)    $ 0.01

Weighted Average Number of Shares
Of Common Stock outstanding:
Basic                             1,316,989    1,295,970    1,316,989  1,295,970
Diluted                           1,316,989    1,295,970    1,316,989  1,295,970


       See accompanying notes to Consolidated Financial Statements.

                AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
_____________________________________________________________________________
                                                 For the Nine Months Ended
                                             _Sept. 30, 2004_ _Sept. 30, 2003_

Cash flows from operating activities:
  Net Income (loss)                                  $ (346,649)   $   33,068
  Adjustments to reconcile net income (loss) to
  net cash (used in) provided by operating activities:
   Depreciation and amortization                          2,701         2,012
   Losses on derivative instruments, net                 82,500         8,000

  Changes in:
    Mortgage loans held for sale                        500,128     2,591,575
    Prepaid expenses & other current assets               4,791         7,060
    Land & development costs                                 -        163,590
    Warehouse finance facility                         (483,338)   (2,552,937)
    Deferred income                                      (5,619)         (700)
    Accounts payable, accrued expenses
     and other current liabilities                       (2,405)      (17,394)
    Net cash(used in)provided by operating activities  (247,891)      234,274

Cash flows from investing activities:
    Change in other assets                                  956            -
    Purchases of fixed assets                                -         (8,386)
    Investments in derivative instrument               (104,218)      (13,000)
    Increase in restricted cash                              -        (39,000)
     Net cash used in investing activities             (103,262)      (60,386)

Cash flows from financing activities:
   Proceeds from notes payable, related parties         125,000           -
   Payments of notes payable                            (18,005)    (135,444)
   Payment of preferred stock dividends                 (17,625)     (11,750)
     Net cash provided by (used in)
     financing activities                                89,370     (147,194)

Net (decrease)increase in cash and cash equivalents    (261,783)      26,694

Cash and cash equivalents at beginning of period        345,947      376,425

Cash and cash equivalents at end of period            $  84,164   $  403,119

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
  Interest                                            $  35,596   $  255,334
  Income taxes                                               -            -

Supplemental schedule of non-cash investing and financing activities:
  Accrued dividend charged to accumulated deficit      $   5,875    $    5,875


       See accompanying notes to Consolidated Financial Statements.

                AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
____________________________________________________________________________



1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION


     The accompanying consolidated financial statements of American Asset Management Corporation and subsidiaries (the Company) are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Companys 2003 Annual Report on Form 10-KSB. Reference is made to the Companys annual financial statements for the year ended December 31, 2003, for a description of the accounting policies which have been continued without change. Also refer to the footnotes within those annual statements for additional details of the Companys financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. The results of the three and nine months ended September 30, 2004 are not necessarily indicative of the results of the full year.

     Certain reclassifications have been made to the operating statement for the three and nine month periods ended September 30, 2003 to conform with the current period presentation.

Going Concern Uncertainty
     The Company has incurred operating losses over the past 12 months in the amount of approximately $450,000. During the nine months ended September 30, 2004, the Company incurred a net loss of $346,649 and used $247,891 of cash to fund operating activities. As of September 30, 2004, the Company had $84,164 remaining in cash and cash equivalents and the Companys net worth for HUD compliance purposes has dropped below the required level of $250,000. If the Company is not able to generate profitable future operations, obtain additional borrowings to fund its operations, and increase its net worth in order to satisfy its HUD compliance requirement, the Company may not be able to continue in existence in its present form.

Broker Revenue
     During the third quarter ended September 30, 2004, the Company began generating revenue by acting as a broker of sub-prime credit quality loans. The Company does not fund these loans from their warehouse line and, therefore, does not sell them to investors.

     The Company recognizes revenue from these loans when it receives its broker fee, which is typically when the loan closes.

2.  EARNINGS/(LOSS) PER SHARE

     Basic EPS and Diluted EPS for the three and nine month periods ended September 30, 2004 and 2003 have been computed by dividing the net income/
(loss) attributable to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding 10% Series A and B, Cumulative Participating Preferred Stock and options have been excluded from the computation of Diluted EPS as they are antidilutive.

3. WAREHOUSE LINE
     On March 11, 2004, the Company obtained a new warehouse line of credit from a commercial bank in the amount of $7,000,000. This line has an expiration date of March 31, 2005. The line is secured by residential mortgage loans and a personal guarantee of the Companys President. The line bears various interest rates from price plus three-quarters to prime plus one and a half percent. The percentage is directly related to the type of loan written. The Company is required to maintain several financial covenants including: 1) maintaining a minimum adjusted net worth of $550,000 and 2) not exceeding a maximum leverage ratio of 20 to 1. The Company did not meet the minimum adjusted net worth requirement as of March 11, 2004 (the inception date of the agreement) and September 30, 2004. The bank has informed the Company in writing that they will not consider a net worth deficiency as an event of default under the line of credit.

4.  Notes Payable to Related Parties
     On March 30, 2004, the Company borrowed $100,000 from two board members in the form of demand notes bearing interest at 10% per annum.

    During the quarter ended September 30, 2004, the Company borrowed an additional $25,000 from a board member in the form of a demand note bearing interest at 10% per annum.

     Accrued interest on the above notes payable totaled approximately $5,000 at September 30, 2004.

5.  Pending Litigation
     On March 25, 1999, the Company, its President, and the Companys wholly owned subsidiary, Capital Financial Corp. (CFC) (the Company Defendants) and one of the Companys former directors together with other individuals were named in an action filed in the Superior Court of New Jersey, Chancery Division by two New Jersey limited liability companies (the LLCs). The plaintiffs allege the Companys former director and other defendants other than the Company Defendants (Other Defendants) misappropriated assets and opportunities of the LLCs for their own use, engaged in self-dealing with respect to the LLCs, breached the operating agreements of the LLCs and converted and embezzled assets and funds of the LLCs. The Company
Defendants are alleged to have aided and abetted the Companys former director in converting the assets of the LLCs by accepting loans and payments from the LLCs and the Companys former director and repaying loans to the Companys former director in the form of cash and Company stock.

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

    The Company denies any wrongdoing and believes that the claims against the Company Defendants are without merit, and that it has meritorious defenses and intends to defend the action vigorously. The trial in this case has been postponed by the court numerous times. It is currently scheduled to begin in January 2005. However, at this time the Company cannot predict its ultimate liability, if any, that may result from this action. There is no settlement offer pending from the Company.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

     Total revenues for the three months ended September 30, 2004 were $128,005 compared to $408,273 for the three months ended September 30, 2003, a decrease of $280,268 or approximately 68.6%. The decrease was primarily

                                   -7-
attributable to a decrease in mortgage origination fees of $298,760, due primarily to the large reduction in closings where the Company acts as a banker and the commencement of an increased amount of closed sub-prime applications and closings. This was offset in part by $66,797 in broker revenue. Mortgage interest income decreased by $46,391 or approximately
92.9% to $3,526 from $49,917. In addition, there was a reduction in application and commitment fee income of $1,914 or approximately 20.4% to $7,458 from $9,372 during the comparable 2003 period. The decrease in interest income is attributable to mortgage interest received on a decreased amount of loans that were owned and being warehoused by the Company. The reduction in application and commitment fee income is due to a reduction in the amount of applications and commitments issued by the Company. In addition, the Company is not permitted to charge the borrower a commitment fee on a loan where the Company acts as the mortgage broker. The Company may only charge a borrower a commitment fee when it acts as a banker.

     The Company continued to see a large percentage of its business in mortgage refinance applications due to lower interest rates as compared to interest rates prevalent in prior years. The Company also continued focusing its efforts on expanding its retail sales force. During the three month period ended September 30, 2004, the Company received the majority of its mortgage applications from its retail sales force. The Company believes that increasing its own retail sales force will lessen its dependency on wholesale customers as sources of business. In this regard, during the three month period ending September 2004, the Company replaced its retail sales manager with another sales manager with over three years of mortgage banking experience. During the quarter ended September 30, 2004 the Company added
3 additional experienced retail loan officers to its sales staff which as of September 30, 2004 totals 10 persons compared to 7 people in the prior quarter.

     The Company is aggressively recruiting experienced sale personnel. It believes that by having a larger amount of experienced sales people it has a better chance of originating a sufficient amount of mortgage loans necessary to become profitable. There can be no assurance that the Company will be successful in recruiting additional sales personnel or that its production goals will be met to become profitable.

     During the three months ended September 30, 2004, the Company received
44 mortgage loan applications for processing from borrowers aggregating approximately $10,454,970 as compared to 56 mortgage loan applications in an aggregate of approximately $11,812,741 in the comparable 2003 period. Of the 44 loans originated during the three months ended September 30, 2004, 39 loans or approximately 88.6% of the total were refinance applications and 5 loans or approximately 11.3% of the total were purchase applications. There were no second mortgages included in the 44 applications received during the period ended September 30, 2004 as compared to 5 second mortgage applications received during the comparable 2003 period which aggregated approximately $180,020. There was 1 FHA insured loan during the 3 month period ended September 30, 2004 in the amount of approximately $203,000 as compared to 5 FHA insured loan aggregating approximately $680,406 received during the comparable 2003 period.

     During the three months ended September 30, 2004,the Company closed 20 residential mortgage loans in the principal amount of $5,288,370 compared to 51 loans closed in the principal amount of $10,068,105 in the three months ended September 30, 2003. Of this amount 11, or approximately 55% were sub-prime loans aggregating approximately $3,152,150 as compared to an absence of sub-prime loans during the 2003 period. At September 30, 2004, the Company had approximately 47 residential mortgage loan applications in process in the principal amount of $11,190,750 compared to 42 residential mortgage loan applications in process in the principal amount of $10,008,550. At September 30, 2004, 35 of the 47 loan applications in process, totaling approximately $7,741,550 or approximately 74.5% in number and approximately 69.2% in amount, are sub-prime loans. Of the 47 applications, 10, or approximately 21.3% were purchase mortgages and 37, or approximately 78.7% were refinance applications. While interest rates remain relatively low compared to rates in prior years, it seems unlikely that interest rates will again see the lows set in early June 2003. Purchase mortgage demand in the marketplace remains strong although any further increase in interest rates will likely lessen the demand for purchase mortgages. Any further increase in interest rates will reduce the amount of refinance mortgages in the future and will also have a negative impact on the purchase market.

     Total expenses for the three months ended September 30, 2004 were $237,295 a decrease of $225,004 or approximately 48.7% from $462,299 in the comparable 2003 period primarily due to a reduction of $191,507, or approximately 97.1%, in commissions paid from $197,287 in the comparable period in 2003 to $5,780 in the three months ended September 30, 2004. This was offset by an increase of $43,648 in employee compensation and benefits resulting from maintaining the Companys retail sales support personnel while the Company rebuilds its retail sales staff, the rate of compensation paid and benefits of approximately 150.3% to $130,345 from $86,697 in the comparable 2003 period and a loss on derivative investments of $40,937 as compared to an $8,000 loss during the same three month period in 2003. This was partially offset by a decrease of $58,255 in other expenses or approximately 50.5% to $56,987 from $115,242 in the comparable 2003 period due primarily to lower investment and warehouse fees and a decrease of $51,827 in interest expense or approximately 94.1% to $3,246 from $55,073 in the comparable 2003 period due to a shorter borrowing time on a lesser amount of closed mortgage warehouse loans owned. As a percentage of revenues, expenses were approximately 185.4% in the current period compared to approximately 111.3% in the comparable 2003 period.

    As a result of the foregoing, Preferred Stock dividends of $5,875 and other income of $18, the Companys loss attributable to common stockholders for the three months ended September 30, 2004 was $115,147 or $0.09 per share compared to a loss attributable to common stockholders of $51,964 or $0.04 per common share for the comparable 2003 period.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

     Total revenues for the nine months ended September 30, 2004 were $481,344 compared to $2,109,483 for the comparable 2003 period. The decrease in revenue was primarily attributable to a decrease in mortgage origination and broker fees to $409,388 during the 2004 period from $1,669,201 in the comparable 2003 period, a decrease of $1,259,813 or approximately 85.1% in mortgage interest income to $32,673 from $219,990 in the comparable 2003 period, a decrease in mortgage application and commitment fees of $6,009 to $39,283 from $45,292 in the comparable 2003 period, and an absence of revenues from land sales during the 2004 period as compared to $175,000 from land sales during the comparable 2003 period. Since the last quarter of 2003 through the 9 month period ending September 30, 2004 the Companys revenues were adversely affected by the decision of the Companys primary fixed rate mortgage loan investor to cease conducting mortgage business in New Jersey. This happened as a direct result of certain provisions contained in a new New Jersey law which took effect during November 2003. The law contained potential liability for subsequent mortgagees (owners of mortgages) of loans originated in the State of New Jersey including loans purchased in the secondary market.

     During September 2004, the original November 2003 law was amended to clarify and remove concerns within the lending community about subsequent lender liability. As a direct result of this amendment the Company was notified by the investor on September 13, 2004, that the investor was resuming the purchase of closed mortgage loans in New Jersey to be effective on September 27, 2004. This renewed relationship has allowed the Company to revise its mortgage rate schedule to include better rates that become available to the Company through this investor. The Company believes it has gained back its competitive advantage which was lost approximately one year ago due to the original law.

     During the nine months ended September 30, 2004, the Company closed 75 residential mortgage loans in the principal amount of $18,808,946 compared to 292 loans closed in the principal amount of $61,477,127 in the nine months ended September 30, 2003.

     Total expenses for the nine months ended September 30, 2004 were $831,225 a decrease of $1,246,395 or approximately 60.0% from $2,077,620 in the comparable 2003 period due to an absence of land and development costs during the 2004 period as compared to $186,765 of land and development costs during the same period in 2003, a decrease in interest expense of $213,805 to $34,225 from $248,030, or approximately 86.2% during the same period in 2003 due to a reduced amount of interest charged on borrowed money due to a lesser amount of warehoused mortgage loan closings during the period, an approximately 139.5% increase in employee compensation and benefits to $373,766 from $267,880 during the same period of 2003, a decrease in other expenses of $184,122 to $237,225 from $421,347 or approximately 43.7% in the same period of 2003, and a decrease in commissions of $842,089 or approximately 89.1% to $103,509 from $945,598 during the same period of 2003. This was due to a lesser amount of mortgage closing volume during the period. In addition the Company lost $82,550 on derivative instruments during the nine month period ended September 30, 2004 as compared to a loss of $8,000 during the same nine month period in 2003. As a percentage of revenues, expenses were approximately 172.6% in the current period compared to approximately 98.5% in the comparable 2003 period.

     As a result of the foregoing and the payment of Preferred Stock dividends of $17,625, the Companys loss attributable to common stockholders for the nine months ended September 30, 2004 was $364,274, or $0.28 per common share, compared to earnings attributable to common stockholders of $15,443 or $0.01 per common share for the comparable 2003 period.



LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, the Company had cash and cash equivalents of $84,164 compared to $345,947 at December 31, 2003, a decrease of $261,783 or approximately 75.7%. This decrease is attributable to net cash used in its operating activities of $247,891,net cash used in investing activities of $103,262 which was partially offset by net cash provided by financing activities of $89,370.

     The Company utilizes one $7,000,000 warehouse line of credit for its daily mortgage loan funding operations. Interest on this line of credit is charged at the rate of Wall Street Journal Prime Rate plus one and one half percent and expires on March 31, 2005. Whenever possible the Company employs its available cash to fund mortgage loans which generate mortgage interest income, as well as save interest costs and other fees associated with utilizing its warehouse credit line. The warehouse line enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At September 30, 2004, the Company had borrowed $330,363 from its warehouse line of credit representing approximately $333,700 in closed loans ready for sale.

     In October 2003, the Company was notified by its primary institutional mortgage banker which it sold loans to that the institution would no longer purchase loans on properties in New Jersey as a direct result of a new New Jersey State law which went into effect on November 27, 2003. The law, called The New Jersey Home Ownership Security Act of 2002 covers most of the residential loans originated in the state and deals primarily with lender fees and lender liability including secondary market lenders. The Company, as well as other mortgage banking companies who do business in New Jersey, had been notified during October and November of 2003 by numerous institutional purchasers of mortgage loans originated in New Jersey, that the language contained in the new law was unacceptable to them in its original form.

     The law was amended by the NJ State Legislature during the 3 month period ended September 2004 to clarify certain provisions of the law that primarily pertain to subsequent lender liability. The language of the amended law is now satisfactory to the Companys primary fixed rate mortgage investor and on September 13, 2004 the Company was notified by this investor that it would resume the purchase of New Jersey closed loans originated by the Company.

     During the three month period ended June 30, 2004, the Company continued marketing its services to the public through the Internet using its website home page linked to a major website belonging to a national provider of mortgage lending statistics. The national providers website provides the public with the Companys lending programs and interest rates on a daily basis, in addition to the rates of other lenders that the Company competes with. As a result of its marketing through the Internet, the Company has received numerous inquiries which have resulted in mortgage loan applications and closings from persons seeking mortgage financing.

     During March 2004, the Company modified its website to include sub-prime credit loans on a brokered basis (e.g. broker revenue)to borrowers with impaired credit and has increased its Internet exposure to potential borrowers by linking its website to a sub-prime lender showcase of a national provider of consumer loan statistics. In addition, during the third quarter of 2004 the Company contracted to purchase borrower inquiry leads from an additional national internet source that provides potential borrowers with four mortgage rate quotes from lenders who compete with each other for the borrowers mortgage. The Company also began accepting credit cards from borrowers for payment of application and commitment fees in the first quarter of 2004. The Company continues to be encouraged with this new source of loan originations and the results of its Internet marketing. The Company continues to accept credit card payments from borrowers seeking mortgage financing from the Company and has maintained its internet marketing during the third quarter of 2004.

     To date, the number of domestic mortgages originated over the Internet, relative to the total mortgage origination market, while small, is still growing. Industry wide in recent years, only a small percentage of total mortgage originations were generated via the Internet. However, according to certain mortgage banking industry sources, by the year 2005 the Internet could comprise 25% to 30% of total mortgage originations. The Companys marketing strategy is to supplement its current personal retail relationship based origination business with marketing conducted over the Internet. There can be no assurance that the Company will be successful in the future in using the Internet as a source of mortgage loan applications.

     The Company will require additional capital in order to conduct its business in its current form and to successfully implement its future operational plans beyond December 2004. As a result, the Company is seeking additional capital through, among other means, an infusion of noncollateralized loans and the sale of additional equity in the Company. However, there can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, if at all. If the Company is unable to obtain such capital and increase their net worth for HUD compliance purposes, it may not be able to continue in existence in its present form.

Item 3.  Controls and Procedures.

     An evaluation was carried out under the supervision and with the participation of the Companys management, including the Chief Executive Officer (CEO) who also serves as the Chief Financial Officer (CFO), of the

Effectiveness of the Companys disclosure controls and procedures as of the end of the quarter ended September 30, 2004. Based on that evaluation, the CEO/CFO has concluded that the Companys disclosure controls and procedures are effective to provide reasonable assurance that all information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, during the quarter ended September 30, 2004 there were no changes in the Companys internal controls over financial reporting that have materially affected or are reasonable likely to materially affect its internal controls over financial reporting.


                                PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part 1 - Item 3 contained in the Companys 10-KSB For the year ended December 31, 2003 for further information relating to the pending action commenced against, among others, the Company and its President described below. See also Note 5 to the Consolidated Financial Statements included in Item 1 of this Form 10-QSB.

Item 6. Exhibits

     (a)  Exhibit No.
          31.1   Certification of Chief Executive and Financial Officer pursuant
                 Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1   Certification of Chief Executive and Financial
                 Officer pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002.


                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERICAN ASSET MANAGEMENT CORPORATION
                                                    (Registrant)



Date:  November 18, 2004               By:_s/Richard G. Gagliardi__________
                                            Richard G. Gagliardi
                                            Chairman, President and Chief
                                            Executive Officer (Principal
                                            Executive and Financial Officer)