Form 10KSB
period 2004-12-31
AMERICAN ASSET MANAGEMENT CORP
filed 2005-04-15
CIK 852015

United States
                   Securities and Exchange Commission
                        Washington, D.C.  20549
                              FORM 10-KSB


(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended December 31, 2004
                                -OR-
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
         For the transition period from  ____________  to _____________

                       Commission File Number:  0-19154

                    AMERICAN ASSET MANAGEMENT CORPORATION
                (Name of small business issuer in its charter)

              NEW JERSEY                            22-2902677
    (State or other jurisdiction of)    (IRS Employer Identification No.)
      incorporation or organization)

         1280 ROUTE 46 WEST, PARSIPPANY, NEW JERSEY                 07054
           (Address of principal executive offices)             (Zip  Code)

       Issuer's telephone number, including area code:   (973) 299-8713

           Securities registered under Section 12(b) of the Exchange
                                  Act: None

          Securities registered under Section 12(g) of the Exchange Act:
                          NO PAR VALUE COMMON STOCK
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   ( X )

For the year ended December 31, 2004, the issuer's revenues were $359,196. As of March 31, 2005 the aggregate market value of the issuer's common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $105,478.

As of March 24, 2005 the issuer has 1,316,989 shares of its no par value Common Stock issued and 1,316,989 shares outstanding.

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


GENERAL

     American Asset Management Corporation (the Company), conducts its business through its wholly-owned subsidiary, Capital Financial Corp. (Capital), a licensed mortgage banking company in New Jersey. Unless otherwise indicated, all references to the Company in this report includes the Company and its subsidiaries.

   The Company was incorporated in the State of New Jersey on July 1, 1988.


CERTAIN BUSINESS DEVELOPMENTS DURING 2002, 2003 AND 2004

     Between December 2001 and December 2002, the Company sold an aggregate of $235,000 of its 10% Cumulative Convertible Participating Preferred Stock to one of its directors and two non-affiliated accredited investors.

     During 2004, the Company secured financing in the form of notes payable from related parties in the amount of $320,000.


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

     The Company generally sells its loans on a loan-by-loan basis to mortgage investors, which are usually savings banks. The Company estimates that approximately 90% of its loan applications typically close within 60 days from the date of application. During 2003, the Company sold loans to 6 different investors two of which accounted for 94% of total revenues. During 2004, the Company sold loans to 8 different investors, three of which accounted for 60% of total volume. The Company believes that there are numerous other investors to which the Company could readily sell its loans if, for any reason, it was unable to sell its loans to the above investors. As of March 24, 2005, the Company had agreements with approximately 12 investors, to which the Company may sell its loans or refer applications to.

     As of December 31, 2004, the Company had a $7,000,000 warehouse line of credit from a mortgage warehouse lender which provided the Company with a facility to borrow funds secured by originated residential mortgage loans which were temporarily warehoused and then sold. The warehouse line of credit, which expired on March 31, 2005, was secured by the personal guarantee of the Company's President. On March 31, 2005 the Company renewed its agreement until June 30, 2005. However, the lender lowered the amount to $4,000,000 at the request of the Company. The Company believes that the amount of this new credit line will be sufficient to meet the Companys mortgage warehouse needs at present.


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

     The interest rate currently being charged to the Company on borrowed warehouse funds outstanding is variable between 3/4% and 1 1/2% over the prime lending rate as quoted by the Wall Street Journal. As of March 31, 2005, the Company had outstanding borrowings of $198,000 under the line of credit.

     On August 9, 2000 the Company was notified by U.S. Department of Housing and Urban Development ("HUD") that its approval with the agency as a non-supervised lender was upgraded to what is commonly referred to as Full Eagle status. This approval allows the Company to act in the capacity of a mortgage banker rather than a mortgage broker to underwrite and close loans in its own name and HUD will insure these loans without prior approval from the Company's sponsoring investors, as previously required. This approval also allows the Company to expand its wholesale product line to include third party origination of FHA loans through this new delegated underwriting privilege. Additionally, this approval allows the Company to be potentially more competitive in the market place with these types of loans. The Company did not file the financial statements of Capital with HUD by the required due date of March 31, 2005. HUD allows for a 30 day extension of time after an approved lender first receives written notice of a filing delinquency to come into compliance when an annual report is not filed on time. The Company expects to fill its annual report with HUD before April 22, 2005.

     During 2004 the Company experienced a decrease in mortgage refinancings. However, as a result of actions taken by Capital since
1994 to implement other methods of securing purchase loan originations, including those discussed below, the Company, to a certain extent, has lessened its prior dependence on mortgage refinancings. Nevertheless, the Company believes that a significant increase in mortgage rates would adversely affect its ability to close both the number of home purchase loans and refinance loans, which would have an adverse effect on the Companys financial position.

     Since 2000 the Company had primarily focused its efforts in the wholesale area of mortgage origination and since January 2002 to complement its wholesale business, utilizes its own retail sales force of loan originators. The Company decided during the fourth quarter of 2003 to increase its own retail sales force as part of the Companys efforts to increase its flow of business.

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

     The law was amended by the NJ State Legislature during the September 2004 to clarify certain provisions of the law that primarily pertain to subsequent lender liability. The language of the amended law became satisfactory to the Companys primary fixed rate mortgage investor and on September 13, 2004 the Company was notified by the investor that it would resume the purchase of New Jersey closed loans originated by the Company. Accordingly, during November 2004 the investor resumed the purchase of New Jersey mortgage loans from the Company.

     During the first quarter of 2004, the Company instituted strict pricing guidelines and commission structures to its retail sales force that should alleviate some of the major retail profitability risks the Company experienced in the past, although there is no assurance the Company will be successful with its retail sales force. As of March 31, 2005 the Company has 6 experienced mortgage loan officers and is aggressively recruiting additional experienced sales personnel. It believes that by having a larger amount of experienced sales people it has a better chance of originating a sufficient amount of mortgage loans necessary to become profitable. There can be no assurance that the Company will be successful in recruiting additional sales personnel or that its production goals will be met to become profitable.

     In addition to having a steady flow of loans from its own retail source, the Company has a goal of selling pools of mortgages, also referred to as bulk sales, to institutional and other investors rather than one mortgage loan at a time sales as it presently conducts its business. The Company believes it can negotiate greater revenues per mortgage sold by this pooling method. The Company believes there are numerous entities that it may make bulk sales to. Further, the Company believes, though there can be no assurance, that through pooling it can increase its retail sales force, wholesale customers and overall business volume, as a result of being able to offer more competitive rates and higher compensation to its origination sources while still increasing its net revenues per loan on a percentage basis.

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

     In March 2004, the Company modified its website to include sub-prime credit loans on a brokered basis to borrowers with impaired credit and has increased its Internet exposure to potential borrowers by linking its website to a sub-prime lender showcase of a national provider of consumer loan statistics. The Company continues to be encouraged with this source of loan originations and the results of its Internet marketing.

   During the fiscal year ending December 31, 2004, the Company continued marketing its services to the public through the Internet using its website home page linked to a major website belonging to a national provider of mortgage loans and other financial statistics. The national provider's website provides the public with the Company's lending programs and interest rates on a daily basis, in addition to the rates of other lenders that the Company competes with. As a result of its marketing through the Internet, the Company has received numerous inquiries which have resulted in mortgage loan applications and closings from persons seeking mortgage financing.

     To date, the number of domestic mortgages originated over the Internet, relative to the total mortgage origination market, while small, is still growing. Industry wide in 2002, only a small percentage of total mortgage originations were generated via the Internet and in 2003 and 2004, the Company saw an increase in Internet generated business as compared with earlier years. However, according to certain mortgage banking industry sources, by end of the year 2005 the Internet could comprise 25% to 30% of total mortgage originations. The Company's marketing strategy is to supplement its current retail personal relationship based origination business with marketing conducted over the Internet. There can be no assurance that the Company will be successful in the future in using the Internet as a source of mortgage loan applications.


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


EMPLOYEES

     As of March 31, 2005, the Company had 9 employees, of whom 1 was employed as executives or in administrative positions, 1 was employed in the closing of mortgage loans and other clerical positions, 1 was an underwriter of mortgage loans, and 6 were commission sales personnel. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

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

     The case is scheduled for a June 2005 trial. The plaintiffs demanded a payment of $588,000 from the Company and related defendants and have currently reduced their demand to $300,000. There is no settlement offer currently pending from the Company. The Company denies any wrongdoing and believes that the claims against the Company are without merit and that it has meritorious defenses and intends to defend the action vigorously. However, at this time, the Company cannot predict their ultimate liability, if any that might result from this action.

     On May 18, 1999, Rica submitted to the Company his resignation from the Company's Board of Directors.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year ended December 31, 2004.








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

                     2004 PRICES FOR THE QUARTER ENDED

                March 31        June 30         Sept. 30       Dec. 31
               High   Low      High   Low      High   Low    High   Low
Common Stock   0.55  0.40      0.40  0.40      0.74   0.22   0.30   0.22

                     2003 PRICES FOR THE QUARTER ENDED

                 March 31        June 30         Sept. 30       Dec. 31
                High   Low      High   Low      High   Low    High   Low
Common Stock    0.45   0.40     0.55  0.40      0.40   0.40   0.40  0.40


HOLDERS

     The number of record holders of the Company's Common Stock was approximately 125 as of March 22, 2005. The Company believes that, in addition, there are in excess of 300 beneficial owners of its Common Stock whose shares are held in street name.

DIVIDENDS

     To date, the Company has not paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of The Board of Directors and will depend upon the Companys earnings and will also be subject to the rights of any holders of stock, such as the Companys Cumulative Convertible Participating Preferred Stock, and any other preferred stock that may be issued that have preference of payment of dividends over holders of Common Stock. The Companys Board does not intend to declare any dividends on the Common Stock in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations.

     See Item 11 for a certain information concerning the Companys equity compensation plans as of December 31, 2004.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     MORTGAGE LOANS HELD FOR SALE - Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The mortgages are carried at the lower of cost or market. The Company generally sells whole loans without servicing rights retained.
Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs.
The Company defers net loan origination fees as components of mortgage loans held for sale on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale.


YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

     Total revenues for the year ended December 31, 2004 were $359,196 compared to $1,144,228 for the year ended December 31, 2003, a decrease of $785,032 or approximately 68.6%. The decrease is attributable to a high turnover of retail sales personnel, increased interest rates and a change in New Jersey law that adversely affected the Companys ability to sell loans during most of 2004 which resulted in a significantly lower amount of closed loans during 2004, and absence of land sales during 2004 as compared to $175,000 in land sales during the year ended December 31, 2003. Capital, the Companys wholly owned mortgage banking subsidiary, had a decrease of $659,735 or approximately 90.2% in net gains from sales of mortgages. This was off set in part by origination fees of $249,131 that were derived from broker revenue. In addition there was a decrease in mortgage interest income from Capital of $199,428 or approximately 83.8% from $237,899 during 2003 to $38,471 during the year ended December 31, 2004. The reason interest income declined was a result of a greater amount of loans being brokered than closed using the Company mortgage warehouse where the Company received interest on the mortgage while it is awaiting sale to an investor. The decrease in mortgage related originations was the result of a decrease in amount of $41,748,501, or approximately 61.9%, to $25,687,146 in total loan closings for the year ended December 31, 2004 from $67,435,647 in closings for 2003 and a decrease in the number of closings by 212 to 109 or an approximately 66.1% decrease for 2004 from 321 mortgage closings during 2003. The Company experienced these declines in its business due to its primary fixed rate investor ceasing the purchase of all loans in New Jersey until late in the fourth quarter of 2004 due to the effects of a New Jersey law described below and the high turnover of the Companys retail sales force throughout the year and increased interest rates which adversely affected mortgage refinancing. The decrease in mortgage interest income was a direct result of a lesser amount of mortgage loans held for sale to institutions and other investors, and to a lesser extent the Company holding a smaller number of second mortgages in its warehouse facility which carry higher interest rates and generate greater rates of interest to the Company than first mortgages.

     For the year ended December 31, 2004, Capital closed 109 residential mortgage loans in the principal amount of approximately $25,687,146 compared to 321 loans in the principal amount of approximately $67,435,647 in the prior year, a decrease in number of 212 or approximately 66.1% and a decrease in amount of $41,748,501 or approximately 61.9%. At December 31, 2004, the Company had approximately 10 mortgage loan applications in process in the amount of approximately $2,562,250 compared to approximately 20 mortgage loan applications in process in the approximate amount of $4,938,959 at December 31, 2003, a decrease in number of 10 or approximately 50.0% and a decrease in dollar amount of approximately $2,376,709 or 48.2%. The decrease in amount of loans was due to the Companys primary investor of fixed rate loans suspending all business activity in New Jersey during the fourth quarter of 2003 and not resuming the purchase of mortgage loans in New Jersey until late in the fourth quarter of 2004, as a direct result of a new, New Jersey law which took effect in November 2003 and was not amended until late November 2004. Of the 10 loans in process as of December 31, 2004, 8 loans in the approximate amount of $2,042,250, or 79.7% were brokered retail originations and 2 loans in the approximate amount of $520,000 or 20.3% were originated by the Company's retail sales personnel and are to be closed using the Companys warehouse credit line. As of March 24, 2005, the Company has 13 mortgage loan applications in process in the approximate amount of $3,760,000. Of the 13 loans in process as of March 31, 2005, all 13 were originated by the Companys retail sales personnel or from the Companys executive staff.

     Total operating expenses for the year ended December 31, 2004 were $782,654, a decrease of $436,797 or 35.8% from the $1,219,451 incurred in the prior year. The $436,797 decrease in operating expenses was the result of an absence of land development costs for the year ended December 31, 2004 compared to $186,765 in land development costs in the prior year, a decrease in interest expense of $218,337 or approximately 82.3% to $46,911 from $265,248 in the prior year due to interest charged on a lesser amount of closed loans and borrowed funds, a decrease of $77,212 or approximately 20.0% in employee compensation and commissions to $308,634 from $385,846 in the prior year, and a decrease in other expenses of $30,432 or 8.01% to $344,609 from $375,041 in the prior year, and an $82,500 net loss on derivative instruments compared to a net loss of $6,551 in the prior year. Other expenses are primarily attributable to legal and accounting fees, associated warehouse and loan processing fees, and rent. Expressed as a percentage of revenues, operating expenses increased to approximately
217.9% in 2004 from 106.6% in 2003, reflecting an increase in expenses and a decrease in revenues discussed above.

     Due to the foregoing, the Company incurred a net loss of $423,458 for 2004 compared to a net loss of $75,223 for 2003 and, after payment and accrual of preferred stock dividends of $23,500 in 2004 and $23,500 in 2003, a loss attributable to common stockholders of $446,958, or a

$0.34 loss per basic and diluted share, for the year ended December 31, 2004 compared to a loss of $98,723, or $.08 per basic and diluted share for the year ended December 31, 2003.

     The Company had a deferred tax asset at December 31, 2004, arising from federal and state net operating loss ("NOL") carryforwards of approximately $4,088,000 and $3,205,000 respectively. The NOL carryforwards expire between 2005 and 2022. A valuation allowance has been recorded in the amount of $1,582,247 at December 31, 2004, due to the uncertainty of future utilization of the Company's NOL carryforwards.

     No provision for income taxes was made in 2004 and 2003 due to net operating losses.






LIQUIDITY AND CAPITAL RESOURCES

     From 2002 through 2004 the Company continued to take actions that it believes are necessary to improve future operating results. Such actions included, but were not limited to, moving its offices to Parsippany, New Jersey during April 2002 and expanding its space within the same building in January 2003 which has enabled the Company to reduce the cost of rent as compared to the expired lease costs in its former office lease that expired in 2002, added additional outside sources of mortgage loans from wholesale accounts such as other mortgage bankers and brokers. During December 2002, the Company's warehouse line was increased from $6,000,000 to $8,000,000 and during January 2003, the warehouse credit line was increased to $9,000,000, and again during April 2003 increased to $10,000,000 as the Company's mortgage closings had increased to require a greater credit line available to fund its monthly mortgage closing obligations. As of March 31, 2004, the Company allowed the $10,000,000 warehouse credit line to expire. On March 11, 2004 the Company was approved and commenced utilizing a new $7,000,000 warehouse credit line with a different commercial lending institution. The terms of this new credit line provide the Company with lower interest rate and fees charged than with the previous credit line. The Company has renewed this credit line effective April 1, 2005 and it expires June 30, 2005. The Company has requested that the line be reduced to $4,000,000 as the present $7,000,000 line has been under utilized and the Company wishes to avoid paying the non-use fees. The Company believes that it could increase the line to $7,000,000 again should its business warrant an increase.

    The Companys capital resources during the year ended December 31, 2004, have primarily been derived from revenues generated by its mortgage banking operations. The Company's cash position decreased in 2004 primarily as a result of a loss from operations of $423,458. The loss from operations was partially offset by an increase of $93,682 in accounts payable and accrued expenses and a $309,495 increase in notes payable.

     On December 31, 2004, the Company had a working capital deficiency of $262,627 compared to positive working capital of $179,718 on December 31, 2003.


     As of December 31, 2004, the Company had cash and cash equivalents of $308,387 compared to $345,947 at December 31, 2003, a decrease of $37,560 or approximately 10.8%. The decrease was primarily attributable to net cash used in investing activities of $103,260 and net cash used in operating activities of $217,420. These decreases were partially offset by the net cash provided by financing activities of $290,620.

    Net cash used in operating activities was the result of a net loss of $423,458, and a decrease in the warehouse finance facility of $456,905. These amounts were partially offset by an addback for a derivative loss of $82,500, an increase in prepaid expenses and other current assets of $6,113 and a decrease in mortgage loans held for sale of $469,493 and an absence of land development costs as compared to $163,590 of such assets during 2003, depreciation and amortization of $3,655, and an increase in accounts payable, accrued expenses and other current liabilities of $93,682 and non-cash interest expense of $7,500.

     Net cash used in investing activities during the year ended December 31, 2004 were an increase in other assets of $958, cash used in purchase of derivative instrument of $104,218, which was offset by the absence of purchases of property and equipment and an absence of proceeds from derivative instrument.

     Net cash used in financing activities during the year ended December 31, 2004 were $18,005 of payments on notes payable and $18,875 in preferred stock dividends paid and $320,000 of proceeds from issuance of notes payable.

     The Company incurred a loss of approximately $423,000 during the year ended December 31, 2004. Also, as of December 31, 2004, the Company had its current liabilities exceeding current assets by approximately $262,627.
These matters caused the Companys auditors to add an explanatory paragraph in Their auditors report which raises substantial doubt about the Companys ability to continue as a going concern.

     Managements plans include raising additional proceeds from debt transactions with related parties to fund operations and to increase revenue and cut expenses to reduce the loss from operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate both its working capital deficit and its operating losses. The accompanying consolidated financial statements do not contain any adjustment which may be required as a result of this uncertainty.


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

     In March, 2004 the Securities and Exchange Commission issued Staff Accounting Bulletin No.105- Application of Accounting Principles to Loan Commitments. The staff accounting bulletin summarizes the view of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The bulletin indicates that loan commitments should be accounted for as derivative instruments and measured at fair value. The staff also indicated a Company should disclose it accounting policy for loan commitments pursuant to APB Opinion no. 22 Disclosure of Accounting Policies. The staff also indicates that they would expect all loan commitments accounted for as derivatives and entered into after March 31, 2004 to apply the accounting described in this bulletin. This interpretation by the SEC staff did not have a material effect on the Companys consolidated results of operations and financial condition.








ITEM 7.  FINANCIAL STATEMENTS


FINANCIAL STATEMENTS
                                                                 PAGE NO.
Report of Independent Registered Public Accounting Firm            F-1

Consolidated Balance Sheets - December 31, 2004 and 2003           F-2
Consolidated Statements of Operations -
 for the years ended December 31, 2004 and 2003                    F-3
Consolidated Statements of Stockholders' Equity (Deficit)-
 for the years ended December 31, 2004 and 2003                    F-4
Consolidated Statements of Cash Flows - for the years
 ended December 31, 2004 and 2003                                  F-5
Notes to Consolidated Financial Statements                     F-6 - F-16



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

Item 8A. Controls and Procedures.

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) who also serves as the Companys Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended December 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


Item 8B. Other Information

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

     During December 2004 the Company borrowed $125,000 for one year at a variable rate of interest indexed to the Prime Rate from one of its directors, Bernard Gitlow. As of March 31, 2005 the rate was 6.5% per annum. Additionally, the Company borrowed $20,000 and $50,000 from the Companys President and a relative of the Companys President respectively, through the issuance of demand notes at 10% per annum.




                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's executive officers and directors are as follows:

                                                     POSITION WITH
           NAME                AGE                    THE COMPANY
     Richard G. Gagliardi      58          Chairman of the Board, President,
                                           Chief Executive Officer and Chief
                                           Financial Officer

      Bernard Gitlow            78          Director

      Russell D. Frayko         42          Director

     RICHARD G. GAGLIARDI has been Chairman, President, Chief Executive Officer and Chief Financial Officer of the Company since its inception on July 1, 1988.Mr. Gagliardi was employed as a Registered Representative at the investment banking firm of L. C. Wegard & Co., Inc. ("Wegard") from October 1989 to September 1991, and served as a Vice President of Wegard from October 1989 to July 1991.

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

     The Company has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of the Company. The members of the Audit Committee are Messrs. Gitlow (Chairman) and Frayko, each of whom is an independent director as defined under the rules of the NASD.
The Companys Audit Committee does not have a member that qualifies as a financial expert under the federal securities laws. Each of the members of the Audit Committee have been active in the business community and have broad and diverse backgrounds, and financial experience. The Company believes that the current members of the Audit Committee are able to fully and faithfully perform the functions of the Audit Committee and that the Company does not need to install a financial expert on the Audit Committee.



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

Code of Business Conduct and Ethics

     The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting office (controller) and persons performing similar functions.

     In light of the fact that the Company's Chief Executive Officer acts as the Company's principal executive, accounting and financial officer and the relatively small number of persons employed by the Company, the Company did not previously adopt a formal written Code of Business Conduct and Ethics but is in the process of developing a comprehensive Code of Business Conduct and Ethics to cover all of its employees. Copies of the Company's Code of Business Conduct and Ethics, which is expected to be adopted during 2005 can be obtained, when available, upon written request, addressed to:

                        American Asset Management Corporation
                        1280 Route 46 West
                        Parsippany, New Jersey 07054
                        Attention: Chief Executive Officer


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the periods presented the compensation paid by the Company and its subsidiaries for services rendered during the fiscal year ended December 31, 2004 to the Company's Chief Executive Officer (the named executive). No other executive officer of the Company received an annual salary, bonus or other compensation in excess of $100,000 for the fiscal year ended December 31, 2004.

                       SUMMARY COMPENSATION TABLE

                     ANNUAL COMPENSATION       LONG-TERM COMPENSATION
     Name and Principal                             Other Annual
         Position               Year   Salary       Compensation

     Richard G. Gagliardi      2004   $121,154(3)    $12,225(2)
     Chairman of the Board,    2003    139,970        12,225(2)
     President, Chief          2002    110,000        11,225(2)
     Executive Officer and
     Chief Financial Officer

(1) The 2004 salary of Mr. Gagliardi was $150,000. As of December 24, 2004 the Company owed Mr. Gagliardi approximately $28,846 in salary. This amount has been forgiven by Mr. Gagliardi as of December 31, 2004.

(2) Represents the approximate reimbursement cost of an automobile leased and insured by Mr. Gagliardi for business purposes. Also includes a 2% contribution aggregating approximately $2,680 during 2003 and $2,000 during 2002 in the Simple IRA retirement plan established in June 1998 by Capital for all employees.

OPTION GRANTS IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     No options were granted to the named executive during fiscal 2004.

     The following table sets forth information concerning the number of options owned by the named executive and the value of any in-the-money unexercised options owned by the named executive as of December 31, 2004. No options were exercised by the named executive during the year ended December 31, 2004 and no options were owned by the named executive at December 31, 2004:

               AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

                     Number of Securities         Value of Unexercised
                    Underlying Unexercised            In-The-Money
                  Options/SARs at 12/31/2004    Options/SARs at 12/31/2004

                    Exercisable  Unexercisable   Exercisable  Unexercisable

Richard G. Gagliardi    0             0               $0            $0

COMPENSATION OF DIRECTORS

     Directors of the Company receive $200 for each regular meeting they attend and $400 for attending an annual meeting. During 2004 the Company paid a total of $800 in director fees for Board of Director meeting attendance. There were no options granted to directors during the year ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of March 31, 2005 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) the named executive, (iii) each of the Company's directors and (iv) all directors and executive officers as a group:

                                      AMOUNT AND NATURE      PERCENTAGE  OF
NAME AND ADDRESS  OF                     BENEFICIAL            OUTSTANDING
BENEFICIAL OWNER                        OWNERSHIP  (2)        SHARES  OWNED

Richard G. Gagliardi(1)                 503,490 (1)              38.2%
Bernard Gitlow                          180,751 (1)(5)           13.7%
Nathan Low                              149,000 (1)(3)           11.3%
Sunrise Foundation Trust                68,000 (1)(4)            5.1%
Brian Gonnelli                          68,000 (1)               5.1%
Russell Frayko                          61,301 (6)(7)            4.7%

All directors and executive
officers as a group (three persons) 745,542 (5),(6),(7) 56.7%
---------------------------------

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


EQUITY COMPENSATION PLAN

The following table provides certain information with respect to all of the Companys equity compensation plans in effect as of December 31, 2004:

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

     During December 2004 the Company borrowed $125,000 for one year at a variable rate of interest indexed to the Prime Rate from one of its directors, Bernard Gitlow. As of March 31, 2005 the rate was 6.5% per annum. Additionally, the Company borrowed $20,000 and $50,000 from the Companys President and a relative of the Companys President respectively, through the issuance of demand notes at 10% per annum.



ITEM 13.  EXHIBITS

(a)     EXHIBITS

      *3.1(a) Certificate of Incorporation as Amended
     **3.1(b) Amendment to Certificate of Incorporation filed
                February 1995
    ***3.1(c) Amendment to Certificate of Incorporation filed
                January 1998
    ***3.1(d) Amendment to Certificate of Incorporation filed
                December 2001
    ***3.1(e) Amendment to Certificate of Incorporation filed
                December 2002
      *3.2    By-Laws
   ***10.1    Executive Office Lease
      21      Subsidiaries of the Company
      31.1   Certification of the Principal Executive Officer and
              Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1   Certification of Principal Executive Officer and
              Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      99.1   Warehouse Credit Line Extension
      99.2   Demand Notes From Officer and Directors

_________________________
  * Incorporated by reference to the corresponding exhibits in the Company's Registration Statement of Form S-1 (SEC File
    No. 33-34145).


 ** Incorporated by reference to the corresponding exhibit in the Company's Form 10-KSB for the year ended December 31, 1994.90

*** Incorporated by reference to the corresponding exhibit in the Companys Form 10-KSB for the year ended December 31, 2002.







Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees

     Fees for professional services provided by the Companys independent auditors, WithumSmith + Brown, P.C., for the years ended December 31, 2004 and 2003 are as follows:

                                             2004               2003

      Audit Fees                           $62,500             $46,000
      Audit-related fees                   $ 1,500             $ 1,500
      Tax fees                                 -0-                 -0-
      All other fees                           -0-                 -0-
      Totals                               $64,000             $47,500


Audit Fees

     Audit fees consist of fees relative to the audit of the Companys year-end financial statements and review of the Companys quarterly reports on Form 10-QSB.

Audit Related Fees

     Audit Related Fees consists of the Companys agreed upon procedures engagement relating to the Companys HUD filing for the years ended December 31, 2004 and 2003.


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

                                      AMERICAN ASSET MANAGEMENT CORPORATION
                                      (Registrant)



                                            /S/_Richard G. Gagliardi________
                       04/15/05                Richard G. Gagliardi
                          Date                 President





     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                          /S/_Richard G. Gagliardi________
                     04/15/05                Richard G. Gagliardi
                       Date                  President
                                             (Principal Executive,
                                              Financial and Accounting
                                              Officer)
                                             (Signature)



                     04/15/05             /S/_Bernard Gitlow______________
                       Date                  Bernard Gitlow
                                             Director
                                             (Signature)



                     04/15/05             /S/_Russell Frayko______________
                       Date                  Russell Frayko
                                             Director
                                             (Signature)




















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders,
American Asset Management Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of American Asset Management Corporation and Subsidiaries as of
December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Asset Management Corporation and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, the Company has suffered significant losses in 2004 and 2003 and has a working capital deficiency of $262,627 and a stockholders deficit of $200,137 as of December 31, 2004. These conditions raise substantial doubt about the Companys ability to continue as going concern. Managements plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                    /s/       WithumSmith+Brown, P.C.



New Brunswick, New Jersey
February 25, 2005, except for Note 12 as to which the date is April 1, 2005


                                      F-1

               AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED  BALANCE SHEETS
                             DECEMBER 31, 2004 AND 2003

                                                       2004          2003

ASSETS
Current Assets:
 Cash                                                $  308,387   $  345,947
 Mortgage loans held for sale                           360,400      829,893
 Prepaid expenses and other current assets                8,174       14,287
     Total Current Assets                               676,961    1,190,127

Property and Equipment, Net                               4,524        8,179

Other Assets                                             57,966       58,924

     TOTAL ASSETS                                    $  739,451   $1,257,230

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities:
 Warehouse line of credit                            $  356,796   $  813,701
 Derivative instrument                                       --       21,718
 Accounts payable, accrued expenses and
  other current liabilities                             255,292      156,985
 Notes payable                                               --       18,005
 Notes payable   related parties                        327,500           --
     Total Current Liabilities                          939,588    1,010,409


Stockholders Equity (Deficit):
Series A Cumulative Convertible Participating
 Preferred stock, no par value (liquidation
 preference $210,000); 600,000 shares authorized,
 210,000 shares issued and outstanding                  205,000      205,000
 Series B Cumulative Convertible Participating
 Preferred stock, no par value; (liquidation
 Preference $25,000); 300,000 shares authorized,
 25,000 shares issued and outstanding                    25,000       25,000
Common stock, no par value; 10,000,000 shares
 authorized; 1,316,989 shares issued and outstanding 3,852,825     3,852,825
Additional paid-in capital                             171,998       171,998
Accumulated deficit                                (4,454,960)   (4,008,002)
Total Stockholders Equity (Deficit)                  (200,137)      246,821

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT) $  739,451   $1,257,230


The Notes to Consolidated Financial Statements are an integral part of these statements.


                                      F-2










             AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                        2004         2003
Revenues:

Net gain from sale of mortgages                    $   71,594   $  731,329
Broker revenue                                        249,131           --
Interest income                                        38,471      237,899
Land sales                                                 --      175,000

     Total Revenues                                   359,196    1,144,228


Expenses:
Employee compensation and commissions                 308,634      385,846
Other expenses                                        344,609      375,041
Land and development costs                                 --      186,765
Losses on derivative instruments, net                  82,500        6,551
Interest expense                                       46,911      265,248

     Total Expenses                                   782,654    1,219,451

Net Loss                                             (423,458)     (75,223)

Dividends on Preferred Stock                           23,500       23,500

Net Loss Attributable to Common Stockholders       $ (446,958)  $  (98,723)

Net Loss Per Common Share:

     Basic                                             $(0.34)      $(0.08)

     Diluted                                           $(0.34)      $(0.08)

Weighted Average Number of Shares of Common

     Stock Outstanding:

     Basic                                          1,316,989    1,301,225

     Diluted                                        1,316,989    1,301,225





The Notes to Consolidated Financial Statements are an integral part of these statements.


                                      F-3





           AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Series A           Series B                              Additional
Preferred Stock    Preferred Stock      Common Stock     Paid-In  Accumulated
Shares    Amount    Shares   Amount    Shares   Amount    Capital   Deficit

Treasury Stock
Shares     Amount     Total


Balance, January 1, 2003
210,000 $205,000 25,000   $25,000  1,316,989 $3,852,825 $231,207 $(3,909,279)

(21,019) $(71,145)  $333,608


Sale of Treasury Stock
  --     --       --         --         --        --      (59,209)      --

21,019    71,145     11,936


Preferred Stock Dividends
    --        --       --         --        --         --        --  (23,500)

--        --    (23,500)


Net Loss
    --       --       --         --        --         --       --    (75,223)

--        --    (75,223)


Balance, December 31, 2003
210,000 205,000   25,000    25,000  1,316,989  3,852,825  171,998 (4,008,002)

   --        --    246,821


Preferred Stock Dividends
   --       --      --          --        --         --       --     (23,500)

    --        --    (23,500)


Net Loss
   --       --      --          --        --         --       --   (423,458)


    --        --   (423,458)

Balance, December 31, 2004
210,000 $205,000  25,000   $25,000 1,316,989 $3,852,825 $171,998 $(4,454,960)

    --   $   --   $(200,137)

The Notes to Consolidated Financial Statements are an integral part of these statements.
                                     F-4

             AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                         2004         2003
Cash Flows From Operating Activities:
Net loss                                            $ (423,458)  $ (75,223)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
 Depreciation                                            3,655        2,795
Non-cash interest expense                                7,500           --
 Losses on derivative instrument                        82,500        6,551
  Changes in:
  Mortgage loans held for sale                         469,493    3,939,621
  Prepaid expenses and other current assets              6,113       (8,900)
  Land and development costs                                 --      163,590
  Warehouse line of credit                            (456,905)  (3,837,600)
  Accounts payable, accrued expenses and other
   current liabilities                                  93,682      (23,060)
Net Cash Provided by(Used in)Operating Activities     (217,420)     167,774

Cash Flows From Investing Activities:
 Purchases of property and equipment                        -        (8,796)
 Purchases of derivative instrument                   (104,218)          --
 Proceeds from derivative instrument                        --       15,167
 Decrease (increase) in other assets                       958      (40,680)
   Net Cash Used In Investing Activities              (103,260)     (34,309)

Cash Flows From Financing Activities:
 Payments on notes payable                             (18,005)    (141,068)
 Proceeds from issuance of notes payable
     related parties                                   320,000           --
  Payment of preferred stock dividends                 (18,875)     (22,875)
   Net Cash Provided by(Used In) Financing Activities  283,120     (163,943)

Net Decrease In Cash                                   (37,560)     (30,478)

Cash at Beginning of Year                              345,947      376,425

Cash at End of Year                                   $308,387      345,947

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Interest                                          $  46,911     $  275,176
  Income taxes                                      $       --    $   10,133

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
 Sale of treasury stock resulting in
  reduction of note payable                         $       --    $   11,936
 Accrued preferred stock dividends                  $   10,500    $    5,875

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                     F-5



AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1 - Significant Accounting Policies:

Nature of Business Operations
American Asset Management Corporation (the Company) through its wholly owned subsidiary, Capital Financial Corp. (CFC) is engaged in originating and selling loans secured primarily by first mortgages on one-to-four family residential properties. CFC is a licensed mortgage banker in the State of New Jersey. CFC also acts as mortgage broker, in that CFC does not make mortgage loans or close loans in its own name, but receives compensation at closing from the borrower for assisting in obtaining a mortgage from a third part investor (purchase of the mortgage) and/or from the investor for referring the loan to such investor.


Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern Uncertainty
The Company has incurred operating losses over the past two years in the amount of approximately $498,681. During the year ended December 31, 2004 the Company incurred a net loss $423,458 and used $217,420 of cash to fund operating activities. As of December 31, 2004, the Company had a working capital deficiency $262,627 and a stockholders deficit of $200,137. These conditions raised substantial doubt about the Companys ability to continue as a going concern. Managements plans include raising additional cash in the form of related party loans payable and increased revenue to generate profitable operations. However, there can be no assurances that management will be successful in this regard. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as going concern.

Geographic and Customer Concentration and Significant Risks
The Company's mortgage banking activities are primarily concentrated in the New Jersey market.

The Company's origination and premium fees are derived from loan sales to
various investors.   During 2004, the Company sold loans to eight different
investors, three of which accounted for 60 percent of total volume. During 2003, the Company sold loans to six different investors, two of which accounted for 94 percent of total volume.

The Company receives certain of its funds for mortgage banking activities from one mortgage warehouse lending facility (see Note 7).

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

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of three to five years for computer equipment, furniture and fixtures and office equipment and over the life of the lease for leasehold improvements. Repairs and maintenance expenditures are expensed as incurred. Expenditures for betterments and major renewals are capitalized and, therefore, are included in property and equipment.

Reclassifications

During 2004, the Company completed a review of its operating statement classifications and determined that changes were required to conform its presentation to industry and accounting standards. The following represents the effects of these changes on the Companys previously reported 2003 operating statement:

Operating Statement Caption   As Previously Reported    As Adjusted
Mortgage Origination Fees     $1,561,396                 $-
Net Gain from Sale of
Mortgages                     $-                         $731,329
Interest Income               $408,521                   $237,899
Application and Loan
Commitment Fees               $204,792                   $-
Employee Compensation         $363,516                   $385,846
Commissions                   $1,081,834                 $-
Other Expenses                $521,018                   $375,041

There was no effect on the Companys loss for 2003 as a result of the above reclassifications. The Company also made certain reclassifications to its December 31, 2003 consolidated balance sheet. However, these reclassifications were immaterial.

Derivative Instruments
The Company had purchased in 2003, derivative instruments to stabilize its risk associated with market fluctuations in interest rates. Such derivative instruments do not constitute an effective hedging strategy in accordance with generally accepted accounting principles and therefore these purchases are treated as speculative investments. The fair market value of the derivative instruments are marked to market at each reporting date on the Companys balance sheet and all unrealized gains and losses are recognized in earnings currently. The unrealized loss on the Companys freestanding derivative contract was $21,718 as of December 31, 2003. There were no open derivative contracts at December 31, 2004.

Mortgage Loans Held for Sale
Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim or permanent investors. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. The Company defers net loan origination fees as a component of mortgage loans held for sale on the balance sheet.

Revenue and Cost Recognition

Net Gain from Sale of Mortgages
The Company records gain on sale of mortgages in accordance with SFAS No. 140, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company does not engage in servicing mortgages held for sale.

Gains or losses resulting from sales of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price and the carrying value of the related loans sold. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the loans are sold. Loan sales are accounted for as sales when control of the loans is surrendered.

Interest Recognition
Interest income is accrued as earned. Loans are placed on a nonaccrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the collectibility of principal or interest. The Company had no loans on nonaccrual status at December 31, 2004 and 2003. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.Interest expense is recorded on outstanding borrowings on the Companys warehouse line of credit based on the lines effective interest rate.

Broker Revenue
In 2004, the Company began generating revenue by acting as a broker of sub-prime credit quality loans. The Company does not fund these loans from their warehouse line, and therefore, does not sell them to investors. The Company recognizes revenue from these loans when it receives its broker fee, which is typically when the loan closes.

Concentration of Credit Risk
The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and considers the Companys risk negligible.

Net Loss Per Common Share
Net loss per share is computed by dividing net loss attributable to common stockholders by the weighted number of common shares outstanding. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Basic and diluted net loss per common share for 2004 and 2003 are the same because the effect of the preferred stock conversions would be anti-dilutive.

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

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No.105 - Application of Accounting Principles to Loan Commitments. The staff accounting bulletin summarizes the view of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The bulletin indicates that loan commitments should be accounted for as derivative instruments and measured at fair value. The staff also indicated a Company should disclose its accounting policy for loan commitments pursuant to APB Opinion no. 22 Disclosure of Accounting Policies. The staff also indicates that they would expect all loan commitments accounted for as derivatives and entered into after March 31, 2004 to apply the accounting described in this bulletin. The interpretation by the SEC staff did not have a material effect on the Companys consolidated results of operations and financial condition.

Note 2 - Fair Value of Financial Instruments:

The fair value of the Companys mortgage loans held for sale, warehouse line of credit, notes payable and derivative instrument approximate carrying value as of December 31, 2004 and 2003 due to the short term maturity of these items.

Note 3 - Property and Equipment:
     Property and equipment at December 31 consist of:
                                                    2004            2003

  Computer equipment                               $   79,529    $   79,529
  Furniture and fixtures                               19,291        19,291
  Office equipment                                     46,080        46,080
  Leasehold improvements                                2,240         2,240
                                                      147,140       147,140
  Less:  Accumulated depreciation and amortization    142,616       138,961

  Property and Equipment, Net                          $4,524        $8,179

Depreciation and amortization expense was $3,655 and $2,795 for the years ended December 31, 2004 and 2003, respectively.

Note 4 - Retirement Plan:
The Company maintains a SIMPLE individual retirement account plan under section 408(p) of the Internal Revenue Code whereby eligible employees are permitted salary reduction contributions. The Company may make nonelective contributions equal to 2 percent of compensation for the calendar year to the SIMPLE IRA of each eligible employee. For the years ended December 31, 2004 and 2003, the Company contributed $130 and $3,450 to employee retirement plans.

Note 5 - Accounts Payable, Accrued Expenses and Other Current Liabilities:
Accounts payable, accrued expenses and other current liabilities consist of the following at December 31:
                                                      2004           2003
  Accounts payable                                  $ 60,792     $102,646
  Legal and accounting fees                          130,629       16,613
  Accrued expenses and other current liabilities      53,371       31,851
  Preferred stock dividends                           10,500        5,875
        Total                                       $255,292     $156,985

The Companys Chairman has forgiven $28,846 of salary owed to him for services provided during 2004. This reduced his annual compensation from $150,000 to $121,154.


Note 6 - Notes Payable:
Notes payable consists of the following at December 31:
                                                        2004          2003
Note payable (face amount $8,750 as
of December 31, 2003) - imputed interest
at 7.5 percent per annum, personally
guaranteed by the Companys President, final
payment made September 2004                          $    --     $  18,500

Related party notes payable,  unsecured, interest
at various fixed and variable rates per annum,
payable on demand                                     327,500           --

Related party notes payable consist of the following at December 31, 2004:

     Notes payable to Chairman of the Board         $ 20,000
     Notes payable to relative of Chairman            50,000
     Notes payable to other Board Members            250,000
     Accrued interest payable                          7,500
          Total                                     $327,500


Interest expense on the related party notes payable amounted to $7,500 for the year ended December 31, 2004.


Note 7 - Warehouse Line of Credit:
The Company has a warehouse line of credit of $7,000,000 with a financial institution, which was scheduled to expire on March 31, 2005 (see Note 12).
This   line bears various interest rates from prime plus 3/4 to prime plus
1 1/2 percent, based on the type of loan written. The prime rate at December 31, 2004 was 5.25 percent. Funds from this line of credit are used for short-term financing of mortgage loans held for sale, and are secured by residential mortgage loans and a personal guarantee of the Companys President. The investor pays the line of credit at the time of the closing. As of December 31, 2004, two loans, amounting to $360,400 had yet to be delivered to investors, resulting in a warehouse loan payable of $356,796.
As of December 31, 2003, three loans, amounting to $829,893, had yet to be delivered to investors, resulting in a warehouse loan payable of $813,701.

The Company is required to maintain several financial covenants including:
1) maintaining a minimum adjusted net worth of $550,000 and 2) not exceeding a maximum leverage ratio of 20 to 1. The Company did not meet the minimum adjusted net worth requirement as of March 11, 2004 (the inception date of the agreement) and December 31, 2004. The bank has informed the Company in writing that they will not consider a net worth deficiency as an event of default under the line of credit.


Note 8 - Income Taxes:
There was no provision for income taxes for the years ended December 31, 2004 and 2003, due to the losses generated in each year. All deferred tax assets are fully reserved for because it is more likely than not that the deferred tax asset will not be realized.

Deferred income taxes, consisting primarily of net operating loss carryforwards, are summarized as follows at December 31:

                                                       2004           2003

  Deferred Income Tax Asset                        $1,582,247     $1,418,202
  Valuation Allowance                              (1,582,247)    (1,418,202)
  Net Deferred Income Tax Asset                            --             --
  Deferred Income Tax Liability                            --             --
  Net Deferred Income Tax Liability                $       --     $       --

The Company has federal net operating loss carryforwards available to offset future taxable income of approximately $4,088,000 at December 31, 2004, which expire in 2006 through 2018, and state net operating loss carryforwards of approximately $3,205,000 which expire in 2006 through 2011. The use of New Jersey net operating loss carryforwards is partially suspended until 2005.

For the years ended December 31, 2004 and 2003, the Companys effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was or has been recorded.

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

The Company authorized the issuance of 300,000 shares of Series B Cumulative Convertible Participating Preferred Stock with no par value. The holder is entitled to annual dividends of $.10 per preferred share, accruing from the date of original issuance and payable in cash on a quarterly basis at a rate of $.025 per preferred share. Series B Preferred shares rank senior to the common stock and are on parity with the Series A Preferred Stock with respect to dividends and liquidating distributions or any future capital stock that ranks junior to the preferred shares. Each preferred share may be converted by the holders thereof, at any time, into one share of common stock of the Company at a conversion price equal to $1.00, subject to certain adjustments, which include: payment of stock dividends on common stock, common stock splits, or combinations affecting the common stock and recapitalizations, mergers or reorganizations. Preferred stock holders have no voting rights, except where required by law or upon conversion to common stock.

Cumulative unpaid declared dividends on all preferred stock totaled $10,500 and $5,875 as of December 31, 2004 and 2003, respectively.


In August 2001, the Company issued a note payable (See Note 6) to purchase 21,019 shares of its outstanding common stock as part of a settlement. In 2003, the treasury stock was sold by a state government and the proceeds were remitted directly to the noteholder to reduce the balance of the note payable.


Note 10 - Commitments and Contingent Liabilities:
Operating Leases
The Company has entered into various operating lease agreements for office space and office equipment. The leases expire periodically through December 2006.

The future minimum rental commitments under non-cancelable operating leases are as follows:
                          Year                       Amount

                          2005                      $54,111
                          2006                        6,528
                          Thereafter                     --
                            Total                   $60,639

Rental costs under operating leases included in other expenses amounted to $56,382 and $56,646 for the years ended December 31, 2004 and 2003, respectively.

Pending Litigation

On March 25, 1999, the Company, its President, and the Companys wholly owned subsidiaries Capital Financial Corp. and American Asset Development Corporation (the Company Defendants) and one of the Companys former directors together with other individuals were named in an action filed in the Superior Court of New Jersey, Chancery Division by two New Jersey limited liability companies (the LLCs). The plaintiffs allege the Companys former director and other defendants other than the Company Defendants (Other Defendants) misappropriated assets and opportunities of the LLCs for their own use, engaged in self-dealing with respect to the LLCs, breached the operating agreements of the LLCs and converted and embezzled assets and funds of the LLCs. The Company Defendants are alleged to have aided and abetted the Companys former director in converting the assets of the LLCs by accepting loans and payments from the LLCs and the Companys former director and repaying loans to the Companys former director in the form of cash and Company stock.

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

Pending Litigation

In April 1999, the Court granted a preliminary injunction, which among other things, enjoins the Companys Defendants from allowing the transfer of any Company stock held in the name of the Companys former director and Other Defendants and directs the Company Defendants to provide an accounting of all such stock. The case is scheduled for a June 2005 trial. The plaintiffs had previously demanded a payment of $588,000 from the Company and related Defendants and have currently reduced their demand to $300,000. There is no settlement offer currently pending from the Company.

The Company denies any wrongdoing and believes that the claims against the Company Defendants are without merit, and that it has meritorious defenses and intends to defend the action vigorously. However, at this time the Company cannot predict their ultimate liability, if any, that may result from this action.

Minimum Net Capital Requirements
CFC is a HUD non-supervised mortgagee, and as such is required to maintain certain levels of minimum net worth and is subject to certain report filing requirements. CFC was in compliance with the minimum net worth requirement as of December 31, 2004. The Company did not file the financial statements of CFC with HUD by the required due date of March 31, 2005.

Note 11 - Stock Based Compensation:
The Company adopted a 1992 Stock Option Plan, whereby the Company may grant incentive and new qualified options to eligible participants that vest upon grant date. The plan provided for the issuance of options with terms of not more than ten years. The plan included a provision whereby stock options granted by the Company may not exceed 100,000 shares of common stock, and accordingly has reserved 100,000 shares for this purpose. The plan was terminated on May 22, 2002. All outstanding options that had been granted under this plan expired in 2003.

Note 12 - Subsequent Event
On April 1, 2005, the Company renewed its existing warehouse line of credit at substantially the same terms, except the amount available under the line was reduced to $4,000,000. This line has an expiration date of June 30, 2005. The line contains various financial covenants including the maintenance of a minimum adjusted net worth of $250,000 and a maximum permitted debt to adjusted net worth ratio of 20 to 1.


































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