Form 10QSB
period 2005-03-31
AMERICAN ASSET MANAGEMENT CORP
filed 2005-05-23
CIK 852015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

FORM 10-QSB
(Mark One)
_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


           For the Quarterly period ended:  March 31, 2005


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_.



APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: As of April 18, 2005 there were 1,316,989 shares of the issuers no par value common stock issued and outstanding.



     Transitional Small Business Disclosure Format (check one):
YES___   NO_X_

                        PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

            AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
   ________________________________________________________________________

                                                      March 31,     December 31,
                                                     ___2005__      ____2004___
_____________ASSETS________________                  _Unaudited_
Cash                                                $  174,393       $  308,387
Mortgage loans held for sale                           200,000          360,400
Prepaid expenses and other current assets                5,490            8,174

     Total Current Assets                              379,883          676,961

Property & Equipment, Net                                4,025            4,524

Other Assets                                            57,966           57,966

     Total Assets                                      441,874          739,451


__LIABILITIES AND STOCKHOLDERS DEFICIT__
Current Liabilities:
 Warehouse line of credit                              198,000          356,796
  Accounts payable, accrued expenses
   and other current liabilities                       227,561          255,292
  Notes payable,  related parties                      330,540          327,500
    Total Current Liabilities                          756,101          939,588


__COMMITMENTS AND CONTINGENCIES__

Stockholders Deficit:
Series A Cumulative Convertible Participating
 Preferred Stock, no par value; (liquidation
 Preference $210,000); 600,000 shares authorized,
 210,000 shares issued and outstanding                205,000           205,000
Series B Cumulative Convertible Participating
 Preferred stock, no par value; 300,000 shares
 authorized, 25,000 shares issued and outstanding
 (liquidation preference $25,000)                      25,000            25,000
Common stock, no par value; 10,000,000 shares
 authorized, 1,316,989 shares issued and
 outstanding                                        3,852,825         3,852,825
Additional paid in capital                            171,998           171,998
Accumulated deficit                                (4,569,050)       (4,454,960)


Total Stockholders Deficit                           (314,227)         (200,137)


 TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT          441,874           739,451





             See Accompanying Notes to Consolidated Financial Statements.

                   AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
    ___________________________________________________________________________

                                                        For the Three Months
                                                     ______Ended March 31,______
                                                     ____2005____   ____2004____

Revenues:

  Net gain from sale of mortgages                     $     2,174    $   34,076
  Broker revenue                                           48,396         5,700
  Interest income                                           3,513        11,600

     Total revenues                                       54,083         51,376


Expenses:

  Employee compensation and commissions                    84,120        60,127
  Other expenses                                           74,015        80,775
  Losses on derivative instrument, net                         -         45,782
  Interest expense                                         10,038        18,996
    Total expenses                                        168,173       205,680

Net Loss                                                 (114,090)     (154,304)


Dividends on Preferred Stock                                5,875         5,875

Net Loss Attributable to Common Stockholders             (119,965)     (160,179)



Loss Per Common Share:

Basic                                                     $ (0.09)      $ (0.12)

Diluted                                                   $ (0.09)      $ (0.12)


Weighted Average Number of Shares
Of Common Stock Outstanding:

Basic                                                   1,316,989     1,316,989

Diluted                                                 1,316,989     1,316,989








           See Accompanying Notes to Consolidated Financial Statements.

                  AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
        _____________________________________________________________________


                                                          For the Three Months
                                                        ____Ended  March 31,____
                                                        ___2005___  ____2004____

Cash flows from operating activities:
  Net loss                                               $(114,090)  $ (154,304)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                               499          900
  Accrued interest expense                                   3,625           -
  Losses on derivative instrument                               -        45,782


Changes in:
    Mortgage loans held for sale                           160,400     (317,710)
    Prepaid expenses & other current assets                  2,684        5,051
    Warehouse line of credit                              (158,796)     311,387
    Accounts payable, accrued expenses and other           (26,481)       6,026
    Net cash used in operating activities                 (132,159)    (102,868)


Cash flows from investing activities:
    Purchases of derivative instrument                          -       (76,563)
    Decrease in other assets                                    -           270
     Net cash used in investing activities                      -       (76,293)


Cash flows from financing activities:
   Payments on notes payable                                  (585)      (5,980)
   Proceeds from issuance of notes payable,  related parties     -      100,000
   Payment of preferred stock dividends                     (1,250)      (5,875)
     Net cash provided by/(used in) financing activities    (1,835)      88,145


Net decrease in cash                                      (133,994)     (91,016)

Cash at beginning of period                                308,387      345,947

Cash at end of period                                   $  174,393   $  254,931


Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                             $    6,561   $   20,516

Supplemental schedule of non-cash investing
and financing activities:
  Accrued preferred stock dividends                     $       -    $    5,875



             See Accompanying Notes to Consolidated Financial Statements.

              AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
  __________________________________________________________________________
1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements of American
Asset Management Corporation and subsidiaries (the Company ) are unaudited. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations have been made and were of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Companys 2004 Annual Report on Form 10-KSB. Reference is made to the Companys annual financial statements for the year ended December 31, 2004, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes within those annual statements for additional details of the Companys financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. The results of the three months ended March 31, 2005 are not necessarily indicative of the results of the full year.

Going Concern Uncertainty
     The Company has incurred significant operating losses over the past 18 months.During the three months ended March 31, 2005, the Company incurred a net loss of $114,090 and used $132,159 of cash to fund operating activities. As of March 31, 2005, the Company had $174,393 remaining in cash. Moreover, as of this date the Company net worth dropped below the $250,000 level required by the U.S. Department of Housing and Urban Development (HUD) necessary for the Company to continue to be a HUD non-supervised lender. In addition, the Company is not in compliance with the terms of its warehouse line of credit which calls for maintaining a similar amount of net worth. If the Company is not able to generate profitable future operations, obtain additional borrowings to fund its operations, and increase its net worth in order to satisfy its HUD compliance requirement and warehouse lender the Company may not be able to continue in existence in its present form, or at all.

2.  LOSS PER SHARE

     Basic loss per share and diluted loss per share for the three month periods ended March 31, 2005 and 2004 have been computed by dividing the net loss attributable to common stockholders for each respective period by the weighted average shares outstanding during that period. All potential common stock arising from the conversion of the Companys preferred stock has been excluded from the computation of diluted loss per share as its effect is antidilutive.

3.  RECLASSIFICATION

     During the fourth quarter of 2004, the Company completed a review of its operating statement classifications and determined that changes were required to conform its presentation to industry and accounting standards. The following represents the effects of these changes on the Company previously reported results for the three months ended March 31, 2004:

Operating Statement Caption             As Previously Reported    As Adjusted
Mortgage Originations Fees                 $123,709                $     -
Net Gain From Sale of Mortgages            $     -                 $ 34,076
Interest Income                            $ 27,225                $ 11,600
Application and Loan Commitment Fees       $ 16,425                $     -
Employee Compensation and Benefits         $ 99,145                $     -
Commissions                                $ 68,353                $     -
Employee Compensation and Commissions      $     -                 $ 60,127
Other Expenses                             $ 96,909                $ 80,775

                                        -5-
     There was no effect on the Companys net loss for the three months ended March 31, 2004 as a result of the above reclassifications.

4.  WAREHOUSE LINE

     On March 11, 2004, the Company obtained a new warehouse line of credit from a bank in the amount of $7,000,000. This line expired on March 31, 2005.
 During March 2005, the Company requested that the bank provide it with a new warehouse credit line in the amount of $4,000,000 with a due date of June 30, 2005. On April 1, 2005, the request was approved. The line is secured by residential mortgage loans and a personal guarantee of the Company President. The line bears various interest rates from prime plus three-quarters to prime plus one and a half percent. The percentage is directly related to the type of loan written. The Company is required to maintain several financial covenants including: 1) maintaining a minimum adjusted net worth of $250,000, and 2) not exceeding a maximum leverage ratio of 20 to 1. The Company has not met the minimum adjusted net worth requirement of the new agreement.

5.  Notes Payable to Related Parties.

     Related party notes payable are unsecured, provide for interest at various fixed and variable rates per annum, are payable on demand and consist of the following at:

                                         March 31, 2005      December 31, 2004
Note payable to Chairman of the Board       $ 20,000               $ 20,000
Note payable to relative of Chairman          50,000                 50,000
Notes payable to other Board Members         249,415                250,000
Accrued interest payable                      11,125                  7,500
     Total                                  $330,540               $327,500

     Interest expense on the related party notes payable amounted to $5,737 and $-0- for the three months ended March 31, 2005 and 2004, respectively.

     During April 2005, the Company repaid the $50,000 which was borrowed from the relative of the Companys Chairman.

6.  Commitments and Contingencies

     On March 25, 1999, the Company, its President, and the Companys wholly owned subsidiary, Capital Financial Corp (Capital) (collectively, The Company Defendants) and one of the Companys former directors together with other individuals were named in an action filed in the Superior Court of New Jersey,
 Chancery Division by two New Jersey limited liability companies (the LLCs).
The plaintiffs allege that the Companys former director and certain other defendants other than the Company Defendants (Other Defendants) misappropriated assets and opportunities of the LLCs for their own use, engaged in self-dealing with respect to the LLCs, breached the operating agreements of the LLCs and converted and embezzled assets and fund of the LLCs. The Company Defendants are alleged to have aided and abetted the Companys former director in converting the assets of the LLCs by accepting loans and payments from the LLCs and the Companys former director and repaying loans to the Company former director in the form of cash and Company stock.

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


                                    -6-

     In April 1999, the Court granted a preliminary injunction, which among other things, enjoins the Company Defendants from allowing the transfer of any Company stock held in the name of the Companys former director and Other Defendants and directs the Company and related Defendants to provide an accounting of all such stock

     The Company denies any wrongdoing and believes that the claims against the Company Defendants are without merit, and that it has meritorious defenses and intends to defend the action vigorously. The trial in this case has been postponed by the court numerous times. It is currently scheduled to begin in August 2005. However, at this time the Company cannot predict its ultimate liability, if any, that may result from this action.

Required December 31, 2004 HUD filing:

     The Company has not yet completed its required electronic HUD filing for the year ended December 31, 2004.

7.  Preferred Stock Dividends

     The Company has, as of March 31, 2005, $15,125 of cumulative unpaid Dividends on their Series A and Series B Cumulative Convertible Preferred Stock. Of this amount $9,250 has been recorded as a liability as of March 31, 2005, as the Company has declared these dividends.


Item 2.
             AMERICAN ASSET MANAGEMENT CORPORATION AND SUBSIDIARIES
                      MANAGEMENTS DISCUSSION AND ANALYSIS
         OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   _________________________________________________________________________

      Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained in this report on Form 10-QSB are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors, include, but are not limited to, those relating to competition, the ability to successfully market new mortgage products and services, the economic conditions in the markets served by the Company, the ability to hire and retain key personnel and other risks detailed in the Company other filings with the Securities and Exchange Commission. The words believe, anticipate, expect, intend and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

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

                                      -7-

     MORTGAGE LOANS HELD FOR SALE: Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The mortgages are carried at the lower of cost or market. The Company generally sells whole loans without servicing rights retained. Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination fees as components of mortgage loans held for sale on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004.

     Total revenues for the three months ended March 31, 2005 were $54,083 compared to $51,376 for the three months ended March 31, 2004, an increase of $2,707 or approximately 5.3%. The increase was primarily attributable to an increase in broker revenue to $48,396 from $5,700, an increase of $42,696, or approximately 649% in the comparable 2004 period. This was partially offset by a decrease of $8,087 in mortgage interest income to $3,513 or approximately 69.7% from $11,600 in the comparable 2004 period and by a decrease in the net gain from sale of mortgages of $31,902 to $2,174 from $34,076, or 93.6%, in the comparable 2004 period, from Capital, the Company mortgage banking subsidiary. The decrease in mortgage activity was due to a decrease in mortgage closings where the Company acted as a banker and a reduced amount of closed loans pending sale to institutional investors during the 2005 period. This was partially offset by an increase in brokered loans during the period. In response to a lower amount of closed loans during the three month period ended March 31, 2005, the Company terminated its association with 5 of its 7 member retail sales force.The Company continues to focus on expanding its retail sales force by seeking to hire sales personnel with established sources of non-refinance purchase mortgages who will work on a commission basis.

     During April and May 2005, the Company hired two new sales persons, one of whom has 30 years of mortgage banking experience. The Company feels that in order to expand its business and have any chance of becoming profitable it must hire sales personnel who are willing to build their respective sources of business by developing long term relationships with the traditional sources of purchase mortgages. These sources are primarily realtors, accountants, financial planners, and real estate attorneys.

     The Company has been disappointed in the past by the type of refinance Mortgage oriented sales personnel it has been associated with and accordingly has decided to hire individuals who it believes exhibit strong sales ability or who appear to have a successful sales background, not necessarily in mortgage banking, and to train those individuals to build repeat business and referral relationships. To that end, during May 2005, the Company has appointed the 30 year mortgage banker as its new sales manager. The Company believes that its new manager has the experience to hire and train a new sales force with a goal of establishing continuing sources of purchase mortgages for the Company and not solely by refinance mortgages, as has been the Companys retail sales experience in the past. Additionally, the Company hopes that increasing and training its own retail sales force will lessen its dependency on wholesale customers as sources of business.

     There can be no assurance the Company will be successful in its relationships with wholesale correspondents and retail loan originators as it faces intense competition from the other lenders it competes with for this business, many of which have greater resources and experience than the Company.

                                      -8-
     As of December 31, 2004, the Company had a $7,000,000 warehouse line of credit from a mortgage warehouse lender which provided the Company with a facility to borrow funds secured by originated residential mortgage loans which were temporarily warehoused and then sold. The warehouse line of credit, which expired on March 31, 2005, was secured by the personal guarantee of the Companys President. On April 1, 2005 the Company received approval of a new $4,000,000 warehouse line of credit, secured by the personal guarantee of the Companys President, with the same commercial lending institution at favorable terms to the Company. This line expires on June 30, 2005. The Company believes that the amount of this new credit line will be sufficient to meet the Companys mortgage warehouse needs at present. The Companys net worth, as of April 1, 2005, did not meet the minimum net worth covenant agreed upon with the new mortgage warehouse lender and the Company is currently not in compliance with the net worth requirement. In the event that the Companys net worth falls below the minimum of $250,000, the warehouse lender has the right to lower the credit line to a maximum of 20 times the net worth of Capital The lender was advised in May 2005 that as of March 31, 2005 the net worth of Capital was approximately $196,431. The lender did not change the credit line as the Company has only borrowed approximately $198,000 from the credit line as of March 31, 2005. The $198,000 warehouse credit line loan was paid off during April 2005. As of May 18, 2005 the Company has not borrowed funds under its credit line as it has only brokered loans in process for which it does not use the credit line. If the Company warehouse credit line were not renewed on June 30, 2005, the Company believes it could secure a warehouse credit line from another lending institution. However, if the Company is not successful in securing a new warehouse credit line the Company could transact business as a broker although its operations would be materially adversely affected by such an event. The Company will borrow under its warehouse line of credit only against takeout commitments issued by qualified investors who have pre-approved the loans and committed to purchase the closed loan from the Company. By using the warehouse funds instead of table funding, (funding provided by the investor who purchases the loan from the Company), the Company has generally been able to receive more favorable pricing from its investors which the Company believes has made it more competitive in the marketplace. The warehouse line has also allowed the Company to sell loans to investors which do not table fund and only purchase closed loans from its correspondents, i.e. Capital.

     During the three month period ended March 31, 2005, the Company continued marketing its services to the public through the Internet using its website home page linked to a major website belonging to a national provider of mortgage loans and other financial statistics. The national providers website provides the public with the Company lending programs and interest rates on a daily basis, in addition to the rates of other lenders that the Company competes with. As a result of its marketing through the Internet, the Company has received numerous inquiries which have resulted in mortgage loan applications and closings from persons seeking mortgage financing.

     During the three months ended March 31, 2005, Capital received 20 mortgage applications aggregating a principal amount of $5,253,100 compared to 79 applications aggregating a principal amount of $18,579,018 during the period ended March 31, 2004. The decrease of 59 or approximately 74.7% in number of applications is a decrease of $13,325,918 or approximately 71.7% in principal amount when compared to the three months ended March 31, 2004. The decrease in applications was primarily a result of poor sales force performance during the 2005 period which resulted in a decreased amount of applications and to a lesser extent, an absence of the Company wholesale business. The absence was due to the loss of the Companys primary wholesale customer due to that customer becoming a mortgage banker. During the three months ended March 31, 2005, Capital closed 15 residential mortgage loans aggregating approximately $3,661,219 compared to 30 closed loans aggregating approximately $7,865,306 a decrease in number of 15 or 50.0% and a decrease in amount of $4,204,087 or approximately 53.5% when compared to the three months ended March 31, 2004.

At March 31, 2005, the Company had approximately 11 residential mortgage applications in process in the principal amount of $2,553,000 compared to 57 residential mortgage applications in process in the principal amount of $10,730,137 at March 31, 2004, a decrease of 46 in number or approximately 80.7% and a decrease of $8,177,137 in amount, or approximately 76.2%.

     Total expenses for the three months ended March 31, 2005 were $168,173 a decrease of $37,507 or approximately 18.2% from $205,680 in the comparable
2004 period. The decrease in expenses was primarily due to an absence of losses on derivative instruments during the period ended March 31, 2005 as compared to losses on derivative instruments of $45,782 during the comparable 2004 period, a decrease in other expenses of $6,760 which was an approximately 8.4% decrease from $80,775 during the same period in 2004 to $74,015 during the period ended March 31, 2005, and to a lesser extent a decrease of $8,958 or approximately 47.2% in interest expense to $10,038 from $18,996 in the same period of 2004. This was partially offset by an increase in employee compensation and benefits of $23,993 or approximately 39.9% from $60,127 during the same period in 2004 to $84,120 during the period ended March 31, 2005. As a percentage of revenues, expenses were approximately 210.9% in the current period compared to 300.3% in the comparable 2004 period.

     As a result of the foregoing and the effect of cumulative preferred stock dividends of $5,875, the Company loss attributable to common stockholders for the three months ended March 31, 2005 was $119,965 or $0.09 per common share, compared to net loss of $160,179 or $0.12 per common share for the three months ended March 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, the Company had cash of $174,393 compared to $308,387 at December 31, 2004, a decrease of $133,994 or approximately 43.4%. This decrease is primarily attributable to net cash used in operating activities of $132,159 which is comprised of $114,090 in net losses, and a decrease in accounts payable and accrued expenses of $26,481.

     The Company utilized one $7,000,000 warehouse line of credit for its daily mortgage loan funding operations. This line of credit expired on March 31, 2005 and was replaced on April 1, 2005 by a new line with the same lender for a reduced amount of $4,000,000 at similar rates of interest.
The current warehouse line, which expires on June 30, 2005, enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. At March 31, 2005, the Company had borrowed $198,000 from its warehouse line of credit representing approximately $200,000 in closed loans ready for sale. Funds from the Companys warehouse line of credit are used for and are secured by residential mortgage loans and a personal guarantee of the Company President. The terms of the warehouse line of credit and the Company internal control policies require that a commitment be obtained from the purchaser, prior to the Company closing the loan with the mortgagor. Accordingly, the Company typically does not record any provision for uncollectible mortgage loans held for sale. At March 31, 2005 the Company was not in compliance with the net worth requirement of the old warehouse credit line and the Company is not in compliance with the net worth requirement of its current credit line.

     The Company incurred a net loss attributable to common stockholders of approximately $120,000 during the three months ended March 31, 2005. Also, as of March 31, 2005, the Company had a working capital deficit (current assets less current liabilities)of $376,218. These matters raise substantial doubt about the Companys ability to continue as a going concern.

     Managements plans to address its need for financing to continue its operations include raising additional proceeds from debt transactions with related parties and to increase revenue and reduce expenses to improving their operating performance. However, there can be no assurance that the Company will be successful in this regard or will be able to eliminate both its working capital deficit and its operating losses. The accompanying consolidated financial statements do not contain any adjustment which may be required as a result of this uncertainty.

     During April 2005 the Companys President, who is the Companys sole executive officer, allowed his salary to accrue in an effort to preserve the Company cash. However, the Companys President cannot work for the Company indefinitely without a salary. In the event the Company is unsuccessful in raising operating capital and/or by restoring profitability, the Companys President has advised the Company that he will seek employment elsewhere.

     During April 2005, the Company repaid the $50,000 note payable which was owed to a relative of the Company Chairman.

     During May 2005 the Company terminated the employment of its mortgage underwriter because the underwriter was underutilized due to the higher percentage of brokered loans, approximately 91%, as compared to loans which are underwritten by the Company. The Company feels that it can either rehire or attract a new underwriter on the same terms if and when business conditions warrant doing so.

     As of May 12, 2005, the Company had not declared the dividend payment on its Class A and Class B Cumulative Convertible Preferred Shares which were due to be declared and paid on April 1, 2005.


Item 3. Controls and Procedures

     At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company management, including the Chief Executive Officer (CEO) who also serves as the Chief Financial Officer (CFO), of the effectiveness of the Companys disclosure controls and procedures. Based on that evaluation, the CEO/CFO has concluded that the Companys disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     During the quarter ended March 31, 2005, there were no changes in the Company internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.



                               PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part 1 - Item 3 contained in the Companys 10-KSB for the year ended December 31, 2004 for further information relating to the pending action commenced against, among others, the Company and its President described below. See also Note 6 to the consolidated financial statements included in
Item 1 of this Form 10-QSB.

Item 2.  Defaults Upon Senior Securities.

     As of May 12, 2005, the Company had not declared the dividend payment on its Class A and Class B Cumulative Convertible Preferred Shares, in the amount of $5,875 which were due to be declared and paid on April 1, 2005.


Item 5.  Other Information

     On April 1, 2005 the Company entered into a new $4,000,000 warehouse credit line with Independence Community Bank. This credit line expires on June 30, 2005. The warehouse line of credit enables the Company to borrow funds secured by residential mortgage loans which will be temporarily accumulated or warehoused and then sold. Funds from this line of credit are used for and are secured by residential mortgage loans and a personal guarantee of the Companys President. The terms of the warehouse line of credit and the Companys internal control policies require that a commitment be obtained from the purchaser, prior to the Company closing the loan with the mortgagor. Accordingly, the Company typically does not record any provision for uncollectible mortgage loans held for sale. The Company was not in compliance with the net worth requirements of this line of credit on April 1, 2005 or as of the date of this report.


Item 6. Exhibits

     (a)  Exhibits
          10.1  Extension of Warehouse Line of Credit between the
                Company and Independence Community Bank, dated April 1, 2005
          31.1 Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002
          32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.






                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMERICAN ASSET MANAGEMENT CORPORATION
                                                      (Registrant)



Date:  May 23, 2005                       By:_s/Richard G. Gagliardi__________
                                          Richard G. Gagliardi
                                          Chairman, President and Chief
                                          Executive Officer (Principal
                                          Executive and Financial Officer)